Form 10-Q
period 1995-03-31
SABINE ROYALTY TRUST
filed 1995-08-14
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1995
                                                --------------


        [ ]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
              For the transition period from _______ to ________

                        Commission File Number:  1-8424

                             SABINE ROYALTY TRUST
            (Exact name of registrant as specified in its charter)

              Texas                                75-6297143
     (State or other jurisdiction            (I.R.S. Employer Identi-
         of incorporation or                     fication No.)
            organization)

                                Trust Division
                          NationsBank of Texas, N.A.
                               NationsBank Plaza
                                901 Main Street
                                  12th Floor
                              Dallas, Texas 75202
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 508-2400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Number of units of beneficial interest outstanding at April 17, 1995:
14,579,345

                              Page 1 of 13 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1994 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1995, the distributable income for the three-month periods ended March 31, 1995 and 1994, and the changes in trust corpus for the three-month periods ended March 31, 1995 and 1994, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     Deloitte & Touche LLP, independent public accountants, have made a review of the financial statements as of March 31, 1995 and for the three-month periods ended March 31, 1995 and 1994 included herein.

NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have made a review of the statements of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 1995, and the related statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 17, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the accompanying financial information as of December 31, 1994, is fairly stated in all material respects in relation to the financial statements from which it has been derived.



May 9, 1995

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                               MARCH 31,
                                                 1995       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1994
------                                 -----  ------------  ------------

Cash and short-term  investments               $2,064,533     $2,546,349
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $17,924,737 and
  $17,768,889 at
  March 31, 1995 and
  December 31, 1994)                       1    4,470,448      4,626,296
                                               ----------   ------------

TOTAL                                          $6,534,981     $7,172,645
                                               ==========   ============


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $   96,757     $  563,736
0ther payables                             4      450,977        479,212

Trust corpus - 14,579,345
  units of beneficial
  interest authorized
  and outstanding                               5,987,247      6,129,697
                                               ----------   ------------

TOTAL                                          $6,534,981     $7,172,645
                                               ==========   ============


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
----------------------------------------------

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------

                              NOTES      1995             1994
                              -----   ----------        ----------

Royalty income                        $4,297,222        $4,631,641
Interest income                           25,447            14,381
                                      ----------        ----------
Total                                  4,322,669         4,646,022
General and administrative
 expenses                                355,507           349,944
                                      ----------        ----------

Distributable income                  $3,967,162        $4,296,078
                                      ==========        ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .27        $      .29
                                      ==========        ==========

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                           NOTE       1995           1994
                           ----  ------------     -----------

Trust corpus, beginning
 of period                       $  6,129,697     $ 6,801,613
Amortization of royalty
 interests                           (155,848)       (177,117)
Distributable income                3,967,162       4,296,078
Distributions                3     (3,953,764)     (4,053,957)
                                 ------------     -----------

Trust corpus, end
 of period                       $  5,987,247     $ 6,866,617
                                 ============     ===========

Distributions per unit
 (14,579,345 units)              $        .27     $       .28
                                 ============     ===========

The accompanying notes are an integral part of these financial statements.

SABINE ROYALTY TRUST
--------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.  TRUST ORGANIZATION AND PROVISIONS

     Sabine Royalty Trust (the "Trust") was established by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement"), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation ("Sabine") of royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the "Royalties").

     Certificates evidencing units of beneficial interest (the "Units") in the Trust were mailed on December 31, 1982 to Sabine's shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine's outstanding common stock. In May 1988, Sabine was acquired by Pacific Enterprises ("Pacific"), a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) ("Pacific (USA)"), a California corporation and a wholly owned subsidiary of Pacific, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific (USA), as successor to Sabine, has assumed by operation of law all of Sabine's rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

      NationsBank of Texas, N.A., as trustee, (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

- The Trust shall not engage in any business or commercial activity of any kind or acquire assets other than those initially transferred to the Trust.

- The Trustee may not sell all or any part of its assets unless approved by the holders of a majority of the outstanding Units in which case the sale must be for cash and the proceeds, after satisfying all existing liabilities, promptly distributed to Unit holders.

- The Trustee may establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due or payable.

- The Trustee will use reasonable efforts to cause the Trust and the Unit holders to recognize income and expenses on monthly record dates.

- The Trustee is authorized to borrow funds to pay liabilities of the Trust provided that such borrowings are repaid in full before any further distributions are made to Unit holders.

- The Trustee will make monthly cash distributions to Unit holders of record on the monthly record date (see Note 3).

      Because of the passive nature of the Trust and the restrictions and limitations on the powers and activities of the Trustee contained in the Trust Agreement, the Trustee does not consider any of the officers and employees of the Trustee to be "officers" or "executive officers" of the Trust as such terms are defined under applicable rules and regulations adopted under the Securities Exchange Act of 1934.

      The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana.

     Pursuant to the terms of the escrow agreements and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the escrow agents and are paid to and received by the Trust only on the next monthly record date. The escrow agents have agreed to endeavor to assure that they incur and pay expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow arrangement is recognized for Federal income tax purposes and that the Trustee and escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow arrangement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agents or the Trust.

     Distributable income as determined for financial reporting purposes for a given quarter will not usually equal the sum of distributions made during that quarter. Distributable income for a given quarter will approximate the sum of the distributions made during the last two months of such quarter and the first month of the next quarter.

2.  ACCOUNTING POLICIES

    Basis of Accounting
    -------------------

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles:

- Royalty income, net of severance and ad valorem tax, and interest income are recognized in the month in which amounts are received by the Trust (see Note
   1).

- Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of an accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

- Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of trust corpus.

- Distributions to Unit holders are recognized when declared by the Trustee (see Note 3).

     The financial statements of the Trust differ from financial statements prepared in conformity with generally accepted accounting principles because of the following:

- Royalty income is recognized in the month received rather than in the month of production.

- Expenses other than those expected to be paid on the following monthly record date are not accrued.

- Reserves may be established for contingencies that would not be recorded under generally accepted accounting principles.


     Federal Income Taxes
     --------------------

     The Internal Revenue Service has ruled that the Trust would be classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust's income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust.

3.  DISTRIBUTION TO UNIT HOLDERS

     The amount to be distributed to Unit holders ("Monthly Income Amount") is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Unit holders of record on the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

     The cash received by the Trust from purchasers of the Trust's oil and gas production consists of gross sales of production less applicable severance taxes.

4.  OTHER PAYABLES

     Other payables consist primarily of royalty receipts suspended pending verification of ownership interest or title.

     The Trustee believes that these other payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business.


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1995, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------
                  [S]               [C]         [C]

                  April 17          April 28      $.10223
                  May 15            May 29        $.06978

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     Sabine Royalty Trust (the "Trust") makes monthly distributions to the holders of units of beneficial interest in the Trust ("Units") of the excess of the preceding month's revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust's only long-term assets consist of royalty interests in producing and proved undeveloped oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future.

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 1995 was $3,967,162 or $.27 per Unit. Royalty income amounted to $4,297,222 while interest income was $25,447. General and administrative expenses totaled $355,507.

     Distributions during the period were $.10138, $.10076 and $.06903 per Unit to Unit holders of record on January 17, February 15 and March 15, 1995, respectively.

     Royalty income for the quarter ended March 31, 1995 decreased approximately $334,000 or 7% compared with the first quarter of 1994. This was due primarily to a substantial decrease in the price of gas and to a decrease in the production of gas in the first quarter of 1995 compared to the same quarter a year ago. Compared to the preceding quarter ended December 31, 1994, royalty income decreased approximately $245,000. In the quarter ended December 31, 1994, the Trust paid approximately $873,000 of ad valorem taxes from royalty income for that quarter. The effect of this payment was offset in part by the receipt in the fourth quarter of 1994 of approximately $576,000 in connection with the settlement of a lawsuit with a major purchaser. Without such tax payment and the receipt of such settlement, royalty income for the first quarter of 1995 compared to the fourth quarter of 1994 would have decreased by approximately $542,000, due primarily to a decrease in gas volumes sold by approximately 13% in the first quarter of this year.

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 1995 increased approximately $11,100 compared with the first quarter of 1994 due primarily to a significant increase in short-term interest rates. Compared to the quarter ended December 31, 1994, interest income increased approximtely $1,900 due to a slight increase in short-term interest rates.

     General and administrative expenses for the quarter ended March 31, 1995 increased approximately $5,600 compared to the same quarter of 1994 due to an increase in legal expenses. Compared to the preceding quarter ended December 31, 1994, general and administrative expenses increased approximately $51,000 due primarily to the timing of the payment of costs related to the preparation and distribution of annual year-end information to Unit holders.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit 27 - Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SABINE ROYALTY TRUST

                                    By:  NationsBank of Texas, N.A.
                                       (as successor), Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Vice President and
                                        Trust Administrator

Date:  May 11, 1995

    (The Trust has no directors or executive officers.)