Form 10-Q
period 1995-06-30
SABINE ROYALTY TRUST
filed 1995-08-14
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                                      OR

       [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1995
                                                -------------


       [ ]     Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   For the transition period from         to
                                                  -------   --------

                        Commission File Number:  1-8424

                             SABINE ROYALTY TRUST
            (Exact name of registrant as specified in its charter)

                 Texas                              75-6297143
      (State or other jurisdiction            (I.R.S. Employer Identi-
    of incorporation or organization)              fication No.)

                                Trust Division
                          NationsBank of Texas, N.A.
                               NationsBank Plaza
                                901 Main Street
                                  12th Floor
                              Dallas, Texas 75202
                   (Address of principal executive offices)
                                  (Zip Code)

                                (214) 508-2400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Number of units of beneficial interest outstanding at July 17, 1995:  14,579,345

                              Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1994 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1995, the distributable income for the three-month and six-month periods ended June 30, 1995 and 1994, and the changes in trust corpus for the six-month periods ended June 30, 1995 and 1994, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     Deloitte & Touche LLP, independent public accountants, have made a review of the condensed financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 included herein.

NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have made a review of the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 1995, and the related statements of distributable income for the three-month and six-month periods ended June 30, 1995 and 1994, and statements of changes in trust corpus for the six-month periods ended June 30, 1995 and 1994, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the financial statements of Sabine Royalty Trust as of December 31, 1994, and for the year then ended (not presented herein); and in our report dated March 17, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the accompanying financial information as of December 31, 1994, is fairly stated in all material respects in relation to the financial statements from which it has been derived.


/s/ Deloitte & Touche LLP

August 9, 1995
Dallas, Texas

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                       JUNE 30,
                                         1995      DECEMBER 31,
ASSETS                      NOTES    (UNAUDITED)      1994
------                      -----    -----------   ------------

Cash and short-term                   $2,128,958     $2,546,349
  investments
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $18,073,613 and
  $17,768,889 at
  June 30, 1995 and
  December 31, 1994)            1      4,321,572      4,626,296
                                      ----------     ----------

TOTAL                                 $6,450,530     $7,172,645
                                      ==========     ==========

LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                $  159,563     $  563,736
0ther payables                  4        387,443        479,212

Trust corpus - 14,579,345
  units of beneficial
  interest authorized
  and outstanding                      5,903,524      6,129,697
                                      ----------     ----------

TOTAL                                 $6,450,530     $7,172,645
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
----------------------------------------------

                                        THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                              NOTES        1995             1994
                              -----     ----------       ----------
Royalty income                          $4,541,456       $4,723,726
Interest income                             25,980           18,064
                                        ----------       ----------
Total                                    4,567,436        4,741,790
General and administrative
 expenses                                  380,722          333,491
                                        ----------       ----------

Distributable income                    $4,186,714       $4,408,299
                                        ==========       ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5     $      .29       $      .30
                                        ==========       ==========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-----------------------------------------------

                                         SIX MONTHS ENDED JUNE 30,
                                         -------------------------
                              NOTES         1995           1994
                              -----      ----------     ----------
Royalty income                           $8,838,678     $9,355,367
Interest income                              51,427         32,445
                                         ----------     ----------
Total                                     8,890,105      9,387,812
General and administrative
 expenses                                   736,229        683,435
                                         ----------     ----------

Distributable income                     $8,153,876     $8,704,377
                                         ==========     ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5      $      .56     $       .60
                                         ==========     ===========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                     SIX MONTHS ENDED JUNE 30,
                                     -------------------------
                           NOTES          1995         1994
                           -----      -----------  -----------
Trust corpus, beginning              $ 6,129,697   $ 6,801,613
 of period
Amortization of royalty
 interests                              (304,724)     (361,463)
Distributable income                   8,153,876     8,704,377
Distributions                3        (8,075,325)   (8,755,187)
                                     -----------   -----------

Trust corpus, end
 of period                           $ 5,903,524   $ 6,389,340
                                     ===========   ===========

Distributions per unit
 (14,579,345 units)                  $       .55   $       .60
                                     ===========   ===========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------

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


     NationsBank of Texas, N.A., as trustee (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

- Amortization of the Royalties is shown as a reduction to trust corpus and not as a charge to operating results.


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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1995, the Trust declared the following distributions:

        Monthly
        Record             Payment   Distribution
        Date                Date       per Unit
        ------            ---------  ------------

        July 17           July 31       $.07766
        August 15         August 29     $.06546

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 1995 was $4,186,714 or $.29 per Unit. Royalty income amounted to $4,541,456 while interest income was $25,980. General and administrative expenses totaled $380,722.

     Distributions during the period were $.10223, $.06978 and $.11068 per Unit to Unit holders of record on April 17, May 15 and June 15, 1995, respectively.

     Royalty income for the quarter ended June 30, 1995 decreased approximately $182,000 or 4% compared with the second quarter of 1994. This was due primarily to a decrease in the price of oil and to a decrease in the production of oil in the second quarter of 1995 compared to the second quarter of 1994. Compared to the preceding quarter ended March 31, 1995, royalty income increased approximately $244,000 or 6% due primarily to a posting of previously suspended revenues in the second quarter of 1995. Royalty income for the six-month period ended June 30, 1995 decreased by approximately $517,000 or 6% compared to the same period of 1994 due primarily to the fact that oil and gas prices were lower for the first six months of 1995 as compared to those for the same period in 1994.

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 1995 increased approximately $8,000 compared with the second quarter of 1994 due primarily to an increase in interest rates. Interest income for the six-month period ended June 30, 1995 increased by approximately $18,000 as compared to the same period in 1994 due primarily to an increase in interest rates.

     General and administrative expenses for the quarter ended June 30, 1995 increased approximately $47,000 compared to the same quarter of 1994 due primarily to the timing of the payment of costs related to the preparation and distribution of annual year-end information to Unit holders. Compared to the preceding quarter ended March 31, 1995, general and administrative expenses increased approximately $25,000 due primarily to the timing of payment of the aforementioned costs. General and administrative expenses for the six-month period ended June 30, 1995 increased by approximately $53,000 from the same period in 1994 due primarily to increased legal expenses associated with the negotiation of a settlement of certain litigation.

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

Date:  August 11, 1995

   (The Trust has no directors or executive officers.)