Form 10-Q
period 1995-09-30
SABINE ROYALTY TRUST
filed 1995-11-14
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                                      OR

       [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995
                                              ------------------


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

Number of units of beneficial interest outstanding at October 16, 1995:
14,579,345

                              Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1994 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1995, the distributable income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the changes in trust corpus for the nine-month periods ended September 30, 1995 and 1994, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     Deloitte & Touche LLP, independent public accountants, have made a review of the condensed financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 included herein.

NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 1995, the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1995 and 1994, and changes in trust corpus for the nine-month periods ended September 30, 1995 and 1994. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, the condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1994, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 17, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1994, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


/s/ Deloitte & Touche LLP

November 10, 1995
Dallas, Texas

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                    SEPTEMBER 30,
                                         1995      DECEMBER 31,
ASSETS                      NOTES    (UNAUDITED)      1994
------                      -----   -------------  ------------

Cash and short-term                   $2,218,991     $2,546,349
  investments
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $18,231,677 and
  $17,768,889 at
  September 30, 1995
  and December 31, 1994)        1      4,163,508      4,626,296
                                      ----------     ----------

TOTAL                                 $6,382,499     $7,172,645
                                      ==========     ==========

LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                $   84,465     $  563,736
0ther payables                  4        476,887        479,212

Trust corpus - 14,579,345
  units of beneficial
  interest authorized
  and outstanding                      5,821,147      6,129,697
                                      ----------     ----------

TOTAL                                 $6,382,499     $7,172,645
                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------
                              NOTES        1995                  1994
                              -----     ----------            ----------
Royalty income                          $4,253,119            $4,771,754
Interest income                             27,909                19,500
                                        ----------            ----------
Total                                    4,281,028             4,791,254
General and administrative
 expenses                                  290,953               315,927
                                        ----------            ----------

Distributable income                    $3,990,075            $4,475,327
                                        ==========            ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5     $      .27            $      .31
                                        ==========            ==========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                              NOTES         1995                1994
                              -----      ----------          -----------
Royalty income                           $13,091,798         $14,127,120
Interest income                               79,336              51,945
                                         -----------         -----------
Total                                     13,171,134          14,179,065
General and administrative
 expenses                                  1,027,182             999,361
                                         -----------         -----------

Distributable income                     $12,143,952         $13,179,704
                                         ===========         ===========

Distributable income
 per unit
 (14,579,345 units)           1,3,5      $       .83         $       .90
                                         ===========         ===========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                     NINE MONTHS ENDED SEPTEMBER 30,
                                     -------------------------------
                           NOTES          1995               1994
                           -----      -----------        -----------
Trust corpus, beginning              $ 6,129,697         $ 6,801,613
 of period
Amortization of royalty
 interests                              (462,788)           (540,479)
Distributable income                  12,143,952          13,179,704
Distributions                3       (11,989,714)        (13,230,624)
                                     -----------         -----------

Trust corpus, end
 of period                           $ 5,821,147         $ 6,210,214
                                     ===========         ===========

Distributions per unit
 (14,579,345 units)                  $       .82         $       .91
                                     ===========         ===========

The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------

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


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1995, the Trust declared the following distributions:

        Monthly
        Record             Payment   Distribution
        Date                Date       per Unit
        ------            ---------  ------------

        October 16        October 30    $.07460
        November 15       November 29   $.06301

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 1995 was $3,990,075 or $.27 per Unit. Royalty income amounted to $4,253,119 while interest income was $27,909. General and administrative expenses totaled $290,953.

     Distributions during the period were $.07766, $.06546 and $.12535 per Unit to Unit holders of record on July 17, August 15 and September 15, 1995, respectively.

     Royalty income for the quarter ended September 30, 1995 decreased approximately $519,000 or 11% compared with the third quarter of 1994. This was due primarily to a decrease in the price of oil and gas and to a decrease in the production of oil and gas in the third quarter of 1995 compared to the third quarter of 1994. Compared to the preceding quarter ended June 30, 1995, royalty income decreased approximately $289,000 or 6% due primarily to a decline in oil and gas prices for production in the third quarter of 1995. Royalty income for the nine-month period ended September 30, 1995 decreased by approximately $1,036,000 or 8% compared to the same period of 1994 due primarily to the fact that oil and gas prices were lower for the first nine months of 1995 as compared to those for the same period in 1994.

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 1995 increased approximately $8,000 compared with the third quarter of 1994 due primarily to an increase in interest rates. Interest income for the nine-month period ended September 30, 1995 increased by approximately $27,000 as compared to the same period in 1994 due primarily to an increase in interest rates.

     General and administrative expenses for the quarter ended September 30, 1995 decreased approximately $25,000 compared to the same quarter of 1994 due primarily to the timing of the payment of costs related to the preparation and distribution of annual year-end information to Unit holders. Compared to the preceding quarter ended June 30, 1995, general and administrative expenses decreased approximately $90,000 due primarily to the timing of payment of the aforementioned costs. General and administrative expenses for the nine-month period ended September 30, 1995 increased by approximately $28,000 from the same period in 1994 due primarily to increased legal expenses associated with the negotiation of a settlement of certain litigation in which the Trust was a plaintiff.

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

Date:  November 10, 1995

   (The Trust has no directors or executive officers.)