Form 10-K
period 1995-12-31
SABINE ROYALTY TRUST
filed 1996-04-01
CIK 710752

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM     TO
                                                 -----  -----

                        COMMISSION FILE NUMBER: 1-8424

                             SABINE ROYALTY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 TEXAS                               75-6297143
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

 TRUST DIVISION NATIONSBANK OF TEXAS,
 N.A. NATIONSBANK PLAZA 12TH FLOOR 901
       MAIN STREET DALLAS, TEXAS
    (ADDRESS OF PRINCIPAL EXECUTIVE                     75202
               OFFICES)                              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 508-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                 ON WHICH REGISTERED
         -------------------               ---------------------
     UNITS OF BENEFICIAL INTEREST         NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                   Yes  X  No
                                                                     ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                              X
                                                         ---

  At March 15, 1996, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $128,030,555.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1995 ANNUAL REPORT TO UNIT HOLDERS--PART II

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

 Item  1. Business......................................................     1
          Description of the Trust......................................     1
             Assets of the Trust........................................     2
             Liabilities of the Trust...................................     2
             Duties and Limited Powers of Trustee.......................     2
             Liabilities of Trustee.....................................     3
             Duration of Trust..........................................     3
             Voting Rights of Unit Holders..............................     3
          Description of Units..........................................     4
             Distributions of Net Income................................     4
             Transfer...................................................     4
             Reports to Unit Holders....................................     5
             Liability of Unit Holders..................................     5
             Possible Divestiture of Units..............................     5
          Federal Taxation..............................................     6
          State Law and Tax Considerations..............................     8
          Regulation and Prices.........................................     9
             Regulation.................................................     9
             Prices.....................................................    10
 Item  2. Properties....................................................    11
          Title.........................................................    11
          Reserves......................................................    11
 Item  3. Legal Proceedings.............................................    16
 Item  4. Submission of Matters to a Vote of Security Holders...........    16

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    16
 Item  6. Selected Financial Data.......................................    16
 Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    16
 Item  8. Financial Statements and Supplementary Data...................    16
 Item  9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    16

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    16
 Item 11. Executive Compensation........................................    17
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    17
 Item 13. Certain Relationships and Related Transactions................    17

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    17

                                      (i)

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

  Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. ("InterFirst"), as trustee. The current trustee of the Trust is NationsBank of Texas, N.A. ("NationsBank"). In accordance with the successor trustee provisions of the Trust Agreement, NationsBank, as trustee of the Trust (the "Trustee"), is subject to all the terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at NationsBank Plaza, 12th Floor, 901 Main Street, Dallas, Texas 75202. The telephone number of the Trust is (214) 508-2400.

  On November 12, 1982, the shareholders of Sabine Corporation approved and authorized Sabine Corporation's transfer of royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the "Royalty Properties") to the Trust. The conveyances of the Royalty Properties to the Trust were effective with respect to production as of 7:00 a.m. (local time) on January 1, 1983.

  In order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalty Properties located in that state, title to such properties is held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which is the trust. Sabine Louisiana Royalty Trust is a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as are necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term "Royalty Properties" includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that are or were held indirectly through the Trust's ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

  Certificates evidencing units of beneficial interest (the "Units") in the Trust were mailed on December 31, 1982 to the shareholders of Sabine Corporation of record on December 23, 1982, on the basis of one Unit for each outstanding share of common stock of Sabine Corporation. The Units are listed and traded on the New York Stock Exchange under the symbol "SBR".

  In May 1988, Sabine Corporation was acquired by Pacific Enterprises, a California corporation. Through a series of mergers, Sabine Corporation was merged into Pacific Enterprises Oil Company (USA) ("Pacific (USA)"), a California corporation and a wholly owned subsidiary of Pacific Enterprises, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific (USA), as successor to Sabine Corporation, assumed by operation of law all of Sabine

Corporation's rights and obligations with respect to the Trust. References herein to Pacific (USA) shall be deemed to include Sabine Corporation where appropriate.

  In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific USA's producing oil an gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)'s ownership of such rights was not affected by the sale.

  The following summaries of certain provisions of the Trust Agreement are qualified in their entirety by reference to the Trust Agreement itself, which is an exhibit to the Form 10-K and available upon request from the Trustee. The definitions, formulas, accounting procedures and other terms governing the Trust are complex and extensive and no attempt has been made below to describe all such provisions. Capitalized terms not otherwise defined herein are used with the meanings ascribed to them in the Trust Agreement.

ASSETS OF THE TRUST

  The Royalty Properties are the only assets of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. Pending such payment of expenses and distribution to Unit holders, cash may be invested by the Trustee only in certificates of deposit, United States government securities or repurchase agreements secured by United States government securities. See "Duties and Limited Powers of Trustee" below.

LIABILITIES OF THE TRUST

  Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 1995 were $1,367,310, of which, pursuant to the terms of the Trust Agreement, $187,966 was paid to NationsBank, as Trustee, and $563,908 was paid to NationsBank, as escrow agent.

DUTIES AND LIMITED POWERS OF TRUSTEE

  The duties of the Trustee are specified in the Trust Agreement and by the laws of the State of Texas. The basic function of the Trustee is to collect income from the Trust properties, to pay out of the Trust's income and assets all expenses, charges and obligations, and to pay available income to Unit holders. Since Pacific (USA) has retained the executive rights with respect to the minerals included in the Royalty Properties and the right to receive any future bonus payments or delay rentals resulting from leases with respect to such minerals, the Trustee is not required to make any investment or operating decision with respect to the Royalty Properties.

  The Trust has no employees. Administrative functions of the Trust are performed by the Trustee.

  The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee has the power to borrow funds required to pay liabilities of the Trust as they become due and pledge or otherwise encumber the Trust's properties if it determines that the cash on hand is insufficient to pay such liabilities. Borrowings must be repaid in full before any further distributions are made to Unit holders. All distributable income of the Trust is distributed on a monthly basis. The Trustee is required to invest any cash being held by it for distribution on the next Distribution Date or as a reserve for liabilities in certificates of deposit, United States government securities or repurchase agreements secured by United States government securities. The Trustee furnishes Unit holders with periodic reports. See "Item 1--Description of Units--Reports to Unit Holders".

  The Trust Agreement grants the Trustee only such rights and powers as are necessary to achieve the purposes of the Trust. The Trust Agreement prohibits the Trustee from engaging in any business, commercial or, with certain exception, investment activity of any kind and from using any portion of the assets of the Trust to acquire any oil and gas lease, royalty or other mineral interest other than the Royalty Properties. The Trustee may sell Trust properties only as authorized by a vote of the Unit holders, or when necessary to provide for the payment of specific liabilities of the Trust then due or upon termination of the Trust. Pledges or other encumbrances to secure borrowings are permitted without the authorization of unit holders if the Trustee determines such action is advisable. Any sale of Trust properties must be for cash unless otherwise authorized by the Unit holders or unless the properties are being sold to provide for the payment of specific liabilities of the Trust then due, and the Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders.

LIABILITIES OF TRUSTEE

  The Trustee is to be indemnified out of the assets of the Trust for any liability, expense, claim, damage or other loss incurred by it in the performance of its duties unless such loss results from its negligence, bad faith or fraud or from its expenses in carrying out such duties exceeding the compensation and reimbursement it is entitled to under the Trust Agreement. The Trustee can be reimbursed out of the Trust assets for any liability imposed upon the Trustee for is failure to ensure that the Trust's liabilities are satisfiable only out of Trust assets. In no event will the Trustee be deemed to have acted negligently, fraudulently or in bad faith if it takes or suffers action in good faith in reliance upon and in accordance with the advice of parties considered to be qualified as experts on the matters submitted to them. The Trustee is not entitled to indemnification from Unit holders except in certain limited circumstances related to the replacement of mutilated, destroyed, lost or stolen certificates. See "Item 1--Description of Units--Liability of Unit Holders".

DURATION OF TRUST

  The Trust is irrevocable and Pacific (USA) has no power to terminate the Trust or, except with respect to certain corrective amendments, to alter or amend the terms of the Trust Agreement. The Trust will exist until it is terminated by (i) two successive fiscal years in which the Trust's gross revenues from the Royalty Properties are less than $2,000,000 per year, (ii) a vote of Unit holders as described below under "Voting Rights of Unit Holders" or (iii) operation of provisions of the Trust Agreement intended to permit compliance by the Trust with the "rule against perpetuities". Upon the termination of the Trust, the Trustee will continue to act in such capacity until all the assets of the Trust are distributed. The Trustee will sell all Trust properties for cash (unless the Unit holders authorize the sale for a specified non-cash consideration, in which event the Trustee may, but is not obligated to, consummate such non-cash sale) in one or more sales and, after satisfying all existing liabilities and establishing adequate reserves for the payment of contingent liabilities, will distribute all available proceeds to the Unit holders.

VOTING RIGHTS OF UNIT HOLDERS

  Although Unit holders possess certain voting rights, their voting rights are not comparable to those of shareholders of a corporation. For example, there is no requirement for annual meetings of Unit holders or for annual or other periodic re-election of the Trustee.

  The Trust Agreement may be amended by the affirmative vote of a majority of the outstanding Units at any duly called meeting of Unit holders. However, no such amendment may alter the relative rights of Unit holders unless approved by the affirmative vote of 100 percent of the Unit holders and by the Trustee. In addition, certain special voting requirements can be amended only if such amendment is approved by the holders of at least 80 percent of the outstanding Units and by the Trustee.

  Removal of the Trustee requires the affirmative vote of the holders of a majority of the Units represented at a duly called meeting of Unit holders. In the event of a vacancy in the position of Trustee or if the Trustee has given notice of its intention to resign, a successor trustee of the Trust may be appointed by similar voting approval of the Unit holders.

  The sale of all or any part of the assets of the Trust must be authorized by the affirmative vote of the holders of a majority of the outstanding Units. However, the Trustee may, without a vote of the Unit holders, sell all or any part of the Trust assets upon termination of the Trust or otherwise if necessary to provide for the payment of specific liabilities of the Trust then due. The Trust can be terminated by the Unit holders only if the termination is approved by the holders of a majority of the outstanding Units.

  Meetings of Unit holders may be called by the Trustee at any time at its discretion and must be called by the Trustee at the written request of holders of not less than 10 percent of the then outstanding Units. The presence of a majority of the outstanding Units is necessary to constitute a quorum and Unit holders may vote in person or by proxy.

  Notice of any meeting of Unit holders must be given not more than 60 nor less than 20 days prior to the date of such meeting. The notice must state the purposes of the meeting and no other matter may be presented or acted upon at the meeting.

                             DESCRIPTION OF UNITS

  Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no authorized or outstanding class of equity security. At March 15, 1996, there were 14,579,345 Units outstanding.

  The Trust may not issue additional Units unless such issuance is approved by the holders of at least 80 percent of the outstanding Units and by the Trustee. Under limited circumstances, Units may be redeemed by the Trust and cancelled. See "Possible Divestiture of Units" below.

DISTRIBUTIONS OF NET INCOME

  The identity of Unit holders entitled to receive distributions of Trust income and the amounts thereof are determined as of each Monthly Record Date. Unit holders of record as of the Monthly Record Date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for the related Monthly Period no later than 10 business days after the Monthly Record Date. The Monthly Income Amount is the excess of (i) revenues from the Trust properties plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii) the expenses and payments of liabilities of the Trust plus any increase in cash reserves for contingent liabilities.

TRANSFER

  Units are transferable on the records of the Trustee upon surrender of any certificate in proper form for transfer and compliance with such reasonable regulations as the Trustee may prescribe. No service charge is made to the transferor or transferee for any transfer of a Unit, but the Trustee may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in relation to such transfer. Until any such transfer, the Trustee may conclusively treat the holder of a

Unit shown by its records as the owner of that Unit for all purposes. Any such transfer of a Unit will, as to the Trustee, vest in the transferee all rights of the transferor at the date of transfer, except that the transfer of a Unit after the Monthly Record Date for a distribution will not transfer the right of the transferor to such distribution.

  The transfer of Units by gift and the transfer of Units held by a decedent's estate, and distributions from the Trust in respect thereof, may be restricted under applicable state law. See "Item 1--State Law and Tax Considerations".

  Chemical Shareholder Services Group, Inc. serves as transfer agent and registrar for the Units.

REPORTS TO UNIT HOLDERS

  As promptly as practicable following the end of each fiscal year, the Trustee mails to each person who was a Unit holder on any Monthly Record Date during such fiscal year, a report showing in reasonable detail on a cash basis the receipts and disbursements and income and expenses of the Trust for federal and state tax purposes for each Monthly Period during such fiscal year and containing sufficient information to enable Unit holders to make all calculations necessary for federal and state tax purposes. As promptly as practicable following the end of each of the first three fiscal quarters of each year, the Trustee mails a report for such fiscal quarter showing in reasonable detail on a cash basis the assets and liabilities, receipts and disbursements, and income and expenses of the Trust for such fiscal quarter to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof. Within 120 days following the end of each fiscal year, or such shorter period as may be required by the New York Stock Exchange, the Trustee mails to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof, an annual report containing audited financial statements of the Trust and an audited statement of fees and expenses paid by the Trust to NationsBank, as Trustee and escrow agent. See "Federal Taxation" below.

  Each Unit holder and his duly authorized agent has the right, during reasonable business hours at his own expense, to examine and make audits of the Trust and the records of the Trustee, including lists of Unit holders, for any proper purpose in reference thereto.

LIABILITY OF UNIT HOLDERS

  As regards the Unit holders, the Trustee, in engaging in any activity or transaction that results or could result in any kind of liability, will be fully liable if the Trustee fails to take reasonable steps necessary to ensure that such liability is satisfiable only out of the Trust assets (even if the assets are inadequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, Unit holders. However, the Trust might be held to constitute a "joint stock company" under Texas law, which is unsettled on this point, and therefore a Unit holder may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of both the Trust and the Trustee are not adequate to satisfy such liability. In view of the substantial value and passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee of the Trust, the imposition of any liability on a Unit holder is believed to be extremely unlikely.

POSSIBLE DIVESTITURE OF UNITS

  The Trust Agreement imposes no restrictions based on nationality or other status of the persons or entities which are eligible to hold Units. However, the Trust Agreement provides that if at any time the Trust or the Trustee is named a party in any judicial or administrative proceeding seeking the cancellation or forfeiture of any property in which the Trust has an interest because of the nationality, or any other status, of any one or more Unit holders, the following procedure will be applicable:

    1. The Trustee will give written notice to each holder whose nationality or other status is an issue in the proceeding of the existence of such controversy. The notice will contain a reasonable summary of such controversy and will constitute a demand to each such holder that he dispose of his Units within 30 days to a party not of the nationality or other status at issue in the proceeding described in the notice.

    2. If any holder fails to dispose of his Units in accordance with such notice, the Trustee shall have the preemptive right to redeem and shall redeem, at any time during the 90-day period following the termination of the 30-day period specified in the notice, any Unit not so transferred for a cash price equal to the closing price of the Units on the stock exchange on which the Units are then listed or, in the absence of any such listing, the mean between the closing bid and asked prices for the Units in the over-the-counter market, as of the last business day prior to the expiration of the 30-day period stated in the notice.

    3. The Trustee shall cancel any Unit acquired in accordance with the foregoing procedures.

    4. The Trustee may, in its sole discretion, cause the Trust to borrow any amount required to redeem Units.

                               FEDERAL TAXATION

  In May 1983, the Internal Revenue Service (the "Service") ruled that the Trust would be classified as a grantor trust for federal income tax purposes and not as an association taxable as a corporation. Accordingly, the income and deductions of the Trust are reportable directly by Unit holders for federal income tax purposes. The Service also ruled that Unit holders would be entitled to deduct cost depletion with respect to their investment in the Trust and that the transfer of a Unit in the Trust would be considered to be a transfer of a proportionate part of the properties held by the Trust.

  Transferees of Units transferred after October 11, 1990 may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. However, no Unit holders were eligible to claim percentage depletion deductions for 1990 or any subsequent year because cost depletion has exceeded percentage depletion.

  If a taxpayer disposes of any "section 1254 property" (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under section 611 of the Internal Revenue Code (the "Code"), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any dispositon of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986 must recapture depletion upon the disposition of that Unit.

  In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders by the Trustee, the conveyances by Sabine Corporation of the Royalty Properties located in five of the six states provided for the execution of an escrow agreement by Sabine Corporation and InterFirst (the initial trustee of the Trust), in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine Corporation of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine Corporation and Hibernia National Bank in New Orleans, in the capacities of escrow agent and of trustee of Sabine Louisiana Royalty Trust.

  Pursuant to the terms of the escrow agreements and the conveyances of the Royalty Properties, the proceeds of production from the Royalty Properties for each calendar month, and interest thereon, are collected by the escrow agents and are paid to and received by the Trust only on the next Monthly Record Date. The escrow agents have agreed to endeavor to assure that they incur and pay expenses and fees for each calendar month only on the next Monthly Record Date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each Monthly Record Date.

  Assuming that the escrow arrangement is recognized for federal income tax purposes and that the Trustee and the escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each Monthly Record Date. The Trustee and the escrow agents may not be able to cause third party expenses to be incurred on each Monthly Record Date in all instances. Cash basis Unit holders, however, should be treated as having paid all expenses and fees only when such expenses and fees are actually paid. Even if the escrow arrangement is recognized for federal income tax purposes, however, accrual basis Unit holders might be considered to have accrued expenses when such expenses are incurred rather than on each Monthly Record Date when paid.

  No ruling was requested from the Service with respect to the effect of the escrow arrangement. Due to the absence of direct authority and the factual nature of the characterization of the relationship among the escrow agent, Pacific (USA) and the Trust, no opinion has been expressed by legal counsel with respect to the tax consequences of the escrow arrangement. In the absence of the escrow arrangement, the Unit holders would be deemed to receive or accrue income from production from the Royalty Properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. If the escrow arrangement is recognized, the income from the Royalty Properties for a calendar month and interest income thereon will be taxed to the holder of the Unit on the next Monthly Record Date without regard to the ownership of the Unit prior to that date. The Trustee is treating the escrow arrangement as effective for tax purposes and has furnished tax information to Unit holders on that basis.

  The Service might take the position that the escrow arrangement should be ignored for tax purposes. In such case, the Trustee could be required to report the proceeds from production and interest income thereon to the Unit holders on a daily basis resulting in a substantial increase in the administrative expense of the Trust. In the event of a transfer of a Unit, the income and the depletion deduction attributable to the Royalty Properties for the period up to the date of transfer would be allocated to the transferor, and the income and depletion deduction attributable to the Royalty Properties on and after the date of transfer would be allocated to the transferee, even though the transferee was the holder of the Unit on the next Monthly Record Date and, therefore, would be entitled to the monthly income distribution. Thus, if the escrow arrangement is not recognized, a mismatching of such income and deduction could occur between a transferor and a transferee upon the transfer of a Unit.

  Unit holders of record on each Monthly Record Date are entitled to receive monthly distribution. See "Distribution of Net Income" above. The terms of the escrow agreements and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

  Interest and royalty income attributable to ownership of Units and any gain on the sale thereof are considered portfolio income, and not income from a "passive activity", and therefore generally may not be offset by losses from any passive activities.

  Individuals may deduct "miscellaneous itemized deductions" (including, in general, investment expenses) only to the extent that such expenses exceed two percent of the individual's adjusted gross income. Although the Trustee believes that no portion of a Unit holder's share of administrative expenses of the Trust is subject to the floor, it is possible that the Service could take such a position.

  The foregoing summary is not exhaustive, and many other provisions of the federal tax laws may affect individual Unit holders. Each Unit holder should consult his personal tax adviser with respect to the effects of his ownership of Units on his personal tax situation.

                       STATE LAW AND TAX CONSIDERATIONS

  The following is intended as a brief summary of certain information regarding state income taxes and other state law matters affecting the Trust and the Unit holders. Unit holders are urged to consult their own legal and tax advisers with respect to these matters.

  Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations doing business in Texas are subject to the Texas franchise tax, which includes a calculation based upon the corporation's taxable income for federal income tax purposes. It is currently unclear whether the ownership of Units would be sufficient to subject a corporate Unit holder who is not otherwise doing business in Texas to the franchise tax. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

  Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana inheritance and other taxes and probate, community property, forced heirship and other rules. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana inheritance taxes or probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax. Income of the Units attributable to interests located in Louisiana will, subject to applicable minimum filing requirements, be subject to Louisiana income tax, and the Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana.

  Florida, Mississippi, New Mexico and Oklahoma. Florida imposes an income tax on resident and nonresident corporations but not individuals. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and corporations which will be applicable to royalty income allocable to a Unit holder from properties located within that state. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, the Trust should be considered a grantor trust for state income tax purposes and the Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

  Generally, the state income tax in these states is computed as a percentage of taxable income attributable to the particular state. Furthermore, even though there are variances from state to state, taxable income for state purposes is often computed in a manner similar to the computation of taxable income for federal income tax purposes. Some of these states given credit for taxes paid by their residents on income from sources in other states. In certain of these states, a Unit holder is required to file a state income tax return if income is attributable to the Unit holder even though no tax is owed.


                             REGULATION AND PRICES

REGULATION

 General

  Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders or regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste, and pollution and protection of the environment. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

  Laws affecting the oil and gas industry are under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous governmental departments and agencies are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for the failure to comply.

 Natural Gas

  On January 1, 1993, pursuant to the Natural Gas Wellhead Decontrol Act of 1989, the maximum lawful prices prescribed for the sale of natural gas under the Natural Gas Policy Act of 1978 (the "NGPA") were eliminated. Consequently, prices for the sale of natural gas, like the sale of other commodities, are governed by the marketplace and the provisions of applicable gas sales contracts.

  The Federal Energy Regulatory Commission ("FERC") has taken significant steps in the implementation of a policy to restructure the natural gas pipeline industry to promote full competition in the sales of natural gas, so that all natural gas suppliers, including pipelines, can compete equally for sales customers. This policy, set forth principally in Order 636, issued on April 8, 1992, and its progeny, is being implemented largely through restructuring proceedings for each pipeline. These factors make the future effect of that order upon the natural gas markets uncertain.

  There are many other statutes, rules, regulations and orders that affect the pricing or transportation of natural gas. Some of the provisions are and will be subject to court or administrative review. Consequently, uncertainty as to the ultimate impact of these regulatory provisions on the prices and production of natural gas from the Royalty Properties is expected to continue for the foreseeable future.

 Environmental Regulation

  General. Activities on the Royalty Properties are subject to existing federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unit holders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty

Properties could have on the Trust or Unit holders. Even if the Trust were not directly liable for costs or expenses related to these matters, increased costs of compliance could result in wells being plugged and abandoned earlier in their productive lives, with a resulting loss of reserves and revenues to the Trust.

  Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA's definition of "hazardous substances." The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on parties as "owners".

  Solid and Hazardous Waste. The Royalty Properties have produced oil and/or gas for many years, and, although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Royalty Properties by the current or previous operators. Federal, state and local laws applicable to oil- and gas-related wastes and properties have become increasingly more stringent. Under these laws, removal or remediation of previously disposed wastes or property contamination could be required.

PRICES

 Oil

  Crude oil prices are affected by a variety of factors. Since domestic crude oil price controls were lifted in 1981, the principal factors influencing the prices received by producers of domestic crude oil have been the pricing and production of the members of the Organization of Petroleum Exporting Countries ("OPEC").

  The Trust's average per barrel oil price increased from $14.28 in 1994 to $15.65 in 1995. The Trustee believes that the higher average price per barrel of crude oil realized by the Trust in 1995 can be attributed to normal market fluctuations.

 Natural Gas

  Substantial competition in the natural gas marketplace continued in 1995. Competition with alternative fuels and excess gas supplies persist. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 1995 on natural gas volumes sold of $1.45 per Mcf represented a decrease from the $1.89 per Mcf received in 1994, due in part to a continued oversupply of gas which began during a mild winter at the end of 1994.

  FERC is the federal agency responsible for implementing regulations governing the natural gas industry. The current policy of FERC is designed to promote increased competition among gas industry participants. Accordingly, Order 636 and various other orders have been proposed and implemented to encourage nondiscriminatory open-access transportation by interstate pipelines, to provide for the release of natural gas dedicated to long-term contracts but not required by pipelines to meet near-term system supply needs, and to provide for the unbundling of pipeline services so that such services may also be furnished by nonpipeline suppliers on a competitive basis. Certain of these orders have been or will be challenged in the courts, and no prediction can be made regarding the future impact on the industry of FERC's current or proposed regulations.

ITEM 2. PROPERTIES

  The assets of the Registrant consist principally of the Royalty Properties, which constitute interests in gross production of oil, gas and other minerals free of the costs of production. The Royalty Properties consist of royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas.

  The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at February 15, 1996.

                                                             MINERAL AND ROYALTY
                                                             --------------------
                                                               GROSS      NET
        STATE                                                  ACRES     ACRES
        -----                                                ---------- ---------
      Florida...............................................      5,448      697
      Louisiana.............................................    244,391   23,682
      Mississippi...........................................     75,489    9,713
      New Mexico............................................    112,294    9,141
      Oklahoma..............................................    381,538   67,558
      Texas.................................................  1,273,132  105,760
                                                             ---------- --------
        Total...............................................  2,092,292  216,551
                                                             ========== ========

  Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interest. Consequently, the Registrant does not have an accurate count of the number of wells located on the Royalty Properties and cannot readily obtain such information.

TITLE

  The conveyances of the Royalty Properties to the Trust covered the royalty and mineral properties located in the six states that were vested in Sabine Corporation on the effective date of the conveyances and that were subject to existing oil, gas and other mineral leases other than properties specifically excluded in the conveyances. Since Sabine Corporation may not have had available to it as a royalty owner information as to whether specific lands in which it owned a royalty interest were subject to an existing lease, minimal amounts of nonproducing royalty properties may also have been conveyed to the Trust. Sabine Corporation did not warrant title to the Royalty Properties either expressly or by implication.

RESERVES

  The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 1996 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                           DeGolyer and MacNaughton
                               One Energy Square
                              Dallas, Texas 75206

                                March 14, 1996

                                                                TELEPHONE
                                                             (214) 366-6391
                                                                  TELEX
                                                                 73-0485
                                                              CABLE: DEMAC

NationsBank of Texas, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

  Pursuant to your request, we have prepared estimates, as of January 1, 1996, of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves of certain royalty interests owned by Sabine Royalty Trust, hereinafter referred to as the "Trust." The properties appraised consist of royalties located in the states of Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. NationsBank of Texas, N.A. (NationsBank) acts as trustee of the Trust.

  This report presents values for proved reserves that were estimated using current prices provided by NationsBank. These prices are held constant for the lives of the properties. A detailed explanation of future price assumptions is included below.

  Reserves estimated in this report are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 1995. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests owned by others.

  Values of the net proved reserves are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 1995. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

  Estimates of oil, condensate, NGL and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

  Information used in the preparation of this report was obtained from NationsBank, from records on file with the appropriate regulatory agencies, and from public sources. During this investigation, we consulted freely with officers and employees of NationsBank and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In our preparation of this report we have relied, without independent verification, upon information furnished by NationsBank with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

  The development status shown herein represents the status applicable on January 1, 1996. In our preparation of the study, data available from wells drilled on the appraised properties through December 31, 1995, were used in estimating gross ultimate recovery. Where applicable, gross production estimated to January 1, 1996, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 1996. In most fields, this required that the production rates be estimated for up to 2 months since production data were available only through October 1995.

  Our reserves estimates were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the state of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 41.2 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

  Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

  Proved--Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

   Developed--Reserves that are recoverable from existing wells with current operating methods and expenses.

    Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Nonproducing reserves require only moderate expense to be brought into production.

   Undeveloped--Reserves that are recoverable from additional wells yet to be drilled.

    Undeveloped reserves are those considered proved for production by reasonable geological interpretation of adequate subsurface control in reservoirs that are producing or proved by other wells but are not recoverable from existing wells. This classification of reserves requires drilling of additional wells, major deepening of existing wells, or installation of enhanced recovery or other facilities.

  Reserves recoverable by enhanced recovery methods, such as injection of external fluids to provide energy not inherent in the reservoirs, may be classified as proved developed or proved undeveloped reserves depending upon the extent to which such enhanced recovery methods are in operation. These reserves are considered to be proved only in cases where a successful fluid-injection program is in operation, a pilot program indicates successful fluid injection, or information is available concerning the successful application of such methods in the same reservoir and it is reasonably certain that the program will be implemented.

  Net proved reserves, as of January 1, 1996, of the Trust from the properties appraised are estimated in barrels and thousands of cubic feet as follows:

                           PROVED DEVELOPED AND          PROVED DEVELOPED
                           UNDEVELOPED RESERVES              RESERVES
                        --------------------------- ---------------------------
                        OIL, CONDENSATE,            OIL, CONDENSATE,
                            AND NGL         GAS         AND NGL         GAS
STATE                        (BBL)         (MCF)         (BBL)         (MCF)
- -----                   ---------------- ---------- ---------------- ----------
Florida................      148,015         67,689      148,015         67,689
Louisiana..............       60,090      2,776,807       60,090      2,776,807
Mississippi............       68,859      1,211,283       68,859      1,211,283
New Mexico.............      328,612      2,109,102      328,612      2,109,102
Oklahoma...............      659,251     11,996,624      659,251     11,996,624
Texas..................    4,273,527     18,287,735    3,796,424     17,444,540
                           ---------     ----------    ---------     ----------
  Total................    5,538,354     36,449,240    5,061,251     35,606,045
                           =========     ==========    =========     ==========

  Gas volumes shown herein are salable gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

  Revenue values in this report were estimated using the initial prices and costs provided by NationsBank. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices and producing rates used in this report have been reviewed by NationsBank and it has represented that the prices and rates used herein are those that the Trust could reasonably expect to receive. The assumptions used for estimating future prices and costs are as follows.

  Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

   Year-end oil, condensate, natural gas liquids, and natural gas prices were furnished by NationsBank. These prices were used as initial prices and were held constant for the lives of the properties.

  A projection of the estimated future net revenue from the properties appraised, as of January 1, 1996, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

                                                           FUTURE NET REVENUE
                                                         -----------------------
         YEAR                                               TOTAL      PROVED
        ENDING                                             PROVED     DEVELOPED
      DECEMBER 31                                            ($)         ($)
      -----------                                        ----------- -----------
      1996..............................................  14,369,404  14,313,854
      1997..............................................  12,874,152  12,790,297
      1998..............................................  11,240,031  11,151,647
                                                         ----------- -----------
      Subtotal..........................................  38,483,587  38,255,798
      Remaining.........................................  93,143,435  85,898,026
                                                         ----------- -----------
        Total........................................... 131,627,022 124,153,824

  The present worth of future net revenue, as of January 1, 1996, is estimated as follows:

                                                                   PRESENT WORTH
                                                                        ($)
                                                                   -------------
      Total Proved................................................  69,264,634
      Proved Developed............................................  67,348,101

  In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, (i) certain estimated data have not been provided with respect to changes in reserve information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (iii) at the request of NationsBank and due to the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 41.2 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located, and (iv) at the request of NationsBank, we have estimated future net revenue and the present worth thereof by holding constant current gas prices for the remaining lives of the applicable reserves in accordance with NationsBank's advice that these are the prices that the Trust can reasonably expect to receive.

  To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature or information beyond the scope of our report, we are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

                                          Submitted,

                                          DeGOLYER and MacNAUGHTON

                               ----------------

  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development. The preceding reserve data in the letter regarding the study represent estimates only and should not be construed to be exact. The estimated present worth of future net revenue amounts shown by the study should not be construed as the current fair market value of the estimated oil and gas reserves since a market value determination would include many additional factors.

  Reserve estimates may be adjusted from time to time as more accurate information on the volume or recoverability of existing reserves becomes available. Actual reserve quantities do not change, however, except through production. The Trust continues to own only the royalty properties that were initially transferred to the Trust at the time of its creation and is prohibited by the Trust Agreement from acquiring additional oil and gas interests.

  The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 1996 will be approximately $1,350,000.

  The volatile nature of the world energy markets makes it difficult to estimate future prices of oil and gas. The prices obtained for oil and gas depend upon numerous factors, including the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity and the effect of governmental regulations.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The section entitled "Units of Beneficial Interest" appearing on the inside front cover of the Trust's Annual Report to Unit holders for the year ended December 31, 1995 sets forth certain information with respect to the Units of the Trust and the market therefor, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information under "Selected Financial Data" appearing on the inside front cover of the Trust's Annual Report to Unit holders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The "Trustee's Discussion and Analysis" of financial condition and results of operations appearing on page 2 of the Trust's Annual Report to Unit holders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Trust and the notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 19, 1996 appearing on pages 3 though 8 of the Trust's Annual Report to Unit holders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Registrant has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the Units represented at the meeting.

ITEM 11. EXECUTIVE COMPENSATION.

  Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) Security Ownership of Certain Beneficial Owners. As of March 15, 1996 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

  (b) Security Ownership of Management. The Trust has no directors or executive officers. NationsBank of Texas, N.A., the Trustee, held as of March 15, 1996 an aggregate of 153,367 Units in various fiduciary capacities, with respect to which it had sole voting and investment power over all 153,367 of such Units.

  (c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

  1. Financial Statements (incorporated by reference in Item 8 of this report)

      Independent Auditors' report
      Statements of Assets, Liabilities and Trust Corpus at December 31, 1995
       and 1994
      Statements of Distributable Income for Each of the Three Years in the
       Period Ended December 31, 1995
      Statements of Changes in Trust Corpus for Each of the Three Years in the
       Period Ended December 31, 1995
      Notes to Financial Statements

  2. Financial Statement Schedules

    Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

  3. Exhibits

     (4) (a)* --Sabine Corporation Royalty Trust Agreement effective as of
                December 31, 1982, by and between Sabine Corporation and
                InterFirst Bank Dallas, N.A., as trustee.
         (b)* --Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
     (13)     --Portions of 1995 annual report to Unit holders incorporated by reference into Part II of this Annual Report on Form 10-K.
     (23)     --Consent of DeGolyer and MacNaughton.
     (27)     --Financial Data Schedule.
     (99)     --Report dated November 3, 1995 of the Trustee containing interim tax information for each of the nine months in the period ending
                September 30, 1995.

- --------
 * Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SABINE ROYALTY TRUST

                                          By NATIONSBANK OF TEXAS, N.A.
                                             (as successor), Trustee

                                          By:   /s/   Ron E. Hooper
                                            -----------------------------------
                                                      Ron E. Hooper
                                                     Vice-President

Date: March 28, 1996

           (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)