Form 10-Q
period 1996-03-31
SABINE ROYALTY TRUST
filed 1996-05-15
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1996
                                                --------------

                                      OR

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

Number of units of beneficial interest outstanding at May 10, 1996:
14,579,345

                              Page 1 of 13 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1996, the distributable income for the three-month periods ended March 31, 1996 and 1995, and the changes in trust corpus for the three-month periods ended March 31, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                    INDEPENDENT ACCOUNTANT'S REVIEW REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 1996, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995, is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 10, 1996

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
- --------------------------------------------------------------------------------

                                               MARCH 31,
                                                 1996       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1995
- ------                                 -----  ------------  ------------

Cash and short-term investments                $2,830,694     $2,508,295
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $18,472,363 and
  $18,305,053 at
  March 31, 1996 and
  December 31, 1995)                       1    3,922,822      4,090,132
                                               ----------   ------------

TOTAL                                          $6,753,516     $6,598,427
                                               ==========   ============


LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust expenses payable                         $  132,910     $  499,110
0ther payables                             4      464,637        652,175

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               6,155,969      5,447,142
                                               ----------   ------------

TOTAL                                          $6,753,516     $6,598,427
                                               ==========   ============


The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------

                              NOTES      1996             1995
                              -----   ----------        ----------

Royalty income                        $5,170,562        $4,297,222
Interest income                           33,158            25,447
                                      ----------        ----------
Total                                  5,203,720         4,322,669
General and administrative
 expenses                               (341,440)         (355,507)
                                      ----------        ----------

Distributable income                  $4,862,280        $3,967,162
                                      ==========        ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .33        $      .27
                                      ==========        ==========

The accompanying notes are an integral part of these financial statements.

- --------------------------------------------------------------------------------

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                           NOTE       1996            1995
                           ----  ------------     -----------

Trust corpus, beginning
 of period                       $  5,447,142     $ 6,129,697
Amortization of royalty
 interests                           (167,310)       (155,848)
Distributable income                4,862,280       3,967,162
Distributions                3     (3,986,143)     (3,953,764)
                                 ------------     -----------

Trust corpus, end
 of period                       $  6,155,969     $ 5,987,247
                                 ============     ===========

Distributions per unit
 (14,579,345 units)              $        .27     $       .27
                                 ============     ===========

The accompanying notes are an integral part of these financial statements.

SABINE ROYALTY TRUST
- --------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

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

      NationsBank of Texas, N.A., as trustee, (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

- - The Trust shall not engage in any business or commercial activity of any kind or acquire assets other than those initially transferred to the Trust.

- - The Trustee may not sell all or any part of its assets unless approved by the holders of a majority of the outstanding Units in which case the sale must be for cash and the proceeds, after satisfying all existing liabilities, promptly distributed to Unit holders.

- - The Trustee may establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due or payable.

- - The Trustee will use reasonable efforts to cause the Trust and the Unit holders to recognize income and expenses on monthly record dates.

- - The Trustee is authorized to borrow funds to pay liabilities of the Trust provided that such borrowings are repaid in full before any further distributions are made to Unit holders.

- - The Trustee will make monthly cash distributions to Unit holders of record on the monthly record date (see Note 3).

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

2.  ACCOUNTING POLICIES

    Basis of Accounting
    -------------------

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles:

- - Royalty income, net of severance and ad valorem tax, and interest income are recognized in the month in which amounts are received by the Trust (see Note
   1).

- - Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of an accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

- - Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of trust corpus.

- - Distributions to Unit holders are recognized when declared by the Trustee (see Note 3).

     The financial statements of the Trust differ from financial statements prepared in conformity with generally accepted accounting principles because of the following:

- - Royalty income is recognized in the month received rather than in the month of production.

- - Expenses other than those expected to be paid on the following monthly record date are not accrued.

- - Reserves may be established for contingencies that would not be recorded under generally accepted accounting principles.


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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1996, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------
                  [S]               [C]         [C]

                  April 15          April 29      $.11751
                  May 15            May 29        $.12000

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 1996 was $4,862,280 or $.33 per Unit. Royalty income amounted to $5,170,562 while interest income was $33,158. General and administrative expenses totaled $341,440.

     Distributions during the period were $.06285, $.09896 and $.11159 per Unit to Unit holders of record on January 16, February 15 and March 15, 1996, respectively.

     Royalty income for the quarter ended March 31, 1996 increased approximately $873,000 or 20% compared with the first quarter of 1995, due primarily to an increase in the price of gas and to an increase in the production of oil and gas in the first quarter of 1996 compared to the same quarter a year ago. Compared to the preceding quarter ended December 31, 1995, royalty income increased approximately $2,173,000. The increase was due in part to an increase in oil and gas production and gas prices and to the payment of ad valorem taxes of approximately $779,000 in the fourth quarter of 1995.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                        --------------------------------------------------------
                        March 31, 1996      March 31, 1995     December 31, 1995
Production
  Oil (Bbls)                 187,180             138,338             130,455
  Gas (Mcfs)               1,727,204           1,402,025           1,407,394

Average Price
  Oil (per bbl)               $13.89              $15.32              $15.30
  Gas (per Mcf)                $1.77               $1.61               $1.31

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 1996 increased approximately $7,700 compared with the first quarter of 1995 due primarily to a slight increase in short-term interest rates. Compared to the quarter ended December 31, 1995, interest income increased approximately $4,300 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended March 31, 1996 decreased approximately $14,100 compared to the same quarter of 1995 due to the timing of certain payments of professional fees associated with the Trust's year end reporting. Compared to the preceding quarter ended December 31, 1995, general and administrative expenses increased approximately $1,300 due primarily to the timing of the payment of costs related to the preparation and distribution of annual year-end information to Unit holders.

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

Date:  May 13, 1996

    (The Trust has no directors or executive officers.)