Form 10-Q
period 1996-06-30
SABINE ROYALTY TRUST
filed 1996-08-13
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1996
                                                -------------

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

Number of units of beneficial interest outstanding at August 12, 1996:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1996, the distributable income for the three-month and six-month periods ended June 30, 1996 and 1995, and the changes in trust corpus for the six-month periods ended June 30, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 1996, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1996 and 1995 and changes in trust corpus for the six-month periods ended June 30, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 9, 1996

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
- --------------------------------------------------------------------------------

                                                JUNE 30,
                                                 1996       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1995
- ------                                 -----  ------------  ------------

Cash and short-term investments                $3,425,728     $2,508,295
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $18,644,365 and
  $18,305,053 at
  June 30, 1996 and
  December 31, 1995)                       1    3,750,820      4,090,132
                                               ----------   ------------

TOTAL                                          $7,176,548     $6,598,427
                                               ==========   ============


LIABILITIES AND TRUST CORPUS
- ----------------------------

Trust expenses payable                         $  154,059     $  499,110
0ther payables                             4      691,646        652,175

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               6,330,843      5,447,142
                                               ----------   ------------

TOTAL                                          $7,176,548     $6,598,427
                                               ==========   ============


The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------

                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      ----------------------------        ----------------------------

                              NOTES      1996             1995               1996             1995
                              -----   ----------        ----------        ----------        ----------

Royalty income                        $5,970,059        $4,541,456        $11,140,621       $8,838,687
Interest income                           35,988            25,980             69,146           51,427
                                      ----------        ----------        -----------       ----------
Total                                  6,006,047         4,567,436         11,209,767        8,890,105
General and administrative
 expenses                               (451,695)         (380,722)          (793,135)        (736,229)
                                      ----------        ----------        -----------       ----------

Distributable income                  $5,554,352        $4,186,714        $10,416,632       $8,153,876
                                      ==========        ==========        ===========       ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .38        $      .29        $       .71       $      .56
                                      ==========        ==========        ===========       ==========

The accompanying notes are an integral part of these condensed financial statements.

- --------------------------------------------------------------------------------

SABINE ROYALTY TRUST
- --------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------

                                   SIX MONTHS ENDED JUNE 30,
                                 ----------------------------
                           NOTE       1996            1995
                           ----  ------------     -----------

Trust corpus, beginning
 of period                       $  5,447,142     $ 6,129,697
Amortization of royalty
 interests                           (339,312)       (304,724)
Distributable income               10,416,632       8,153,876
Distributions                3     (9,193,619)     (8,075,325)
                                 ------------     -----------

Trust corpus, end
 of period                       $  6,330,843     $ 5,903,524
                                 ============     ===========

Distributions per unit
 (14,579,345 units)              $        .63     $       .55
                                 ============     ===========

The accompanying notes are an integral part of these condensed financial statements.

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

- - Amortization of the Royalties is shown as a reduction to Trust Corpus and not as a charge to operating results.

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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1996, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------

                  July 15           July 29       $.16629
                  August 15         August 29     $.14052

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 1996 was $5,554,352 or $.38 per Unit. Royalty income amounted to $5,970,059 while interest income was $35,988. General and administrative expenses totaled $451,695.

     Distributions during the period were $.11751, $.12000 and $.11966 per Unit to Unit holders of record on April 15, May 15 and June 17, 1996, respectively.

     Royalty income for the quarter ended June 30, 1996 increased approximately $1,429,000 or 24% compared with the second quarter of 1995, due primarily to an increase in the price of oil and gas and to an increase in the production of oil and gas in the second quarter of 1996 compared to the same quarter a year ago. Compared to the preceding quarter ended March 31, 1996, royalty income increased approximately $799,000. The increase was due to an increase in gas production and oil and gas prices in the second quarter of 1996. Royalty income for the six-month period ended June 30, 1996 increased approximately $2,302,000 or 21% compared to the same period of 1995 due primarily to a substantial increase in oil and gas prices during the first two quarters of 1996 as compared to the same period in 1995.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                        --------------------------------------------------------
                        June 30, 1996       June 30, 1995        March 31, 1996
                        -------------       -------------        ---------------
Production
  Oil (Bbls)                183,184              131,143             187,180
  Gas (Mcfs)              1,831,117            1,446,968           1,727,204

Average Price
  Oil (per bbl)              $17.08               $16.52              $13.89
  Gas (per Mcf)               $2.05                $1.39               $1.77

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 1996 increased approximately $10,000 compared with the second quarter of 1995 due primarily to an increase in funds available for investment. Interest income for the six-month period ended June 30, 1996 increased approximately $18,000 compared to the same period in 1995 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended June 30, 1996 increased approximately $71,000 compared to the same quarter of 1995 due primarily to the timing of payments to an unrelated party. Compared to the preceding quarter ended March 31, 1996 general and administrative expenses increased approximately $110,000, due to the timing of the payment of costs related to the preparation and distribution of annual year-end information to Unit holders and the aforementioned payment to an unrelated party. General and administrative expenses for the six-month period ended June 30, 1996 increased approximately $57,000 for the same period in 1995 due to the above noted reimbursement.

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

Date:  AUGUST 12, 1996

    (The Trust has no directors or executive officers.)