Form 10-K405
period 1996-12-31
SABINE ROYALTY TRUST
filed 1997-03-31
CIK 710752

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

            TRUST DIVISION
      NATIONSBANK OF TEXAS, N.A.
          NATIONSBANK PLAZA
             17TH FLOOR
           901 MAIN STREET
            DALLAS, TEXAS                              75202
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 508-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                   ON WHICH REGISTERED
           -------------------                   -------------------
     UNITS OF BENEFICIAL INTEREST              NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                    Yes  X  No
                                                                       -
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                              X
                                                          -
  At March 17, 1997, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $182,241,813.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below is the only document parts of which are incorporated herein by reference and the parts of this report into which the document is incorporated:

                  1996 ANNUAL REPORT TO UNIT HOLDERS--PART II

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

 Item  1. Business......................................................     1
          Description of the Trust......................................     1
             Assets of the Trust........................................     2
             Liabilities of the Trust...................................     2
             Duties and Limited Powers of Trustee.......................     2
             Liabilities of Trustee.....................................     3
             Duration of Trust..........................................     3
             Voting Rights of Unit Holders..............................     3
          Description of Units..........................................     4
             Distributions of Net Income................................     4
             Transfer...................................................     4
             Reports to Unit Holders....................................     5
             Liability of Unit Holders..................................     5
             Possible Divestiture of Units..............................     5
          Federal Taxation..............................................     6
          State Law and Tax Considerations..............................     8
          Regulation and Prices.........................................     9
             Regulation.................................................     9
             Prices.....................................................    10
 Item  2. Properties....................................................    11
          Title.........................................................    11
          Reserves......................................................    11
          Forward-Looking Statements....................................    16
 Item  3. Legal Proceedings.............................................    16
 Item  4. Submission of Matters to a Vote of Security Holders...........    16

                                    PART II

 Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    16
 Item  6. Selected Financial Data.......................................    16
 Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    16
 Item  8. Financial Statements and Supplementary Data...................    17
 Item  9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    17

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    17
 Item 11. Executive Compensation........................................    17
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    17
 Item 13. Certain Relationships and Related Transactions................    17

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    17

                                      (i)

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

  Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. ("InterFirst"), as trustee. The current trustee of the Trust is NationsBank of Texas, N.A. ("NationsBank"). In accordance with the successor trustee provisions of the Trust Agreement, NationsBank, as trustee of the Trust (the "Trustee"), is subject to all the terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at NationsBank Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202. The telephone number of the Trust is (214) 508-2400.

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

  In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)'s producing oil an gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)'s ownership of such rights was not affected by the sale.

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

LIABILITIES OF THE TRUST

  Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 1996 were $1,343,248, of which, pursuant to the terms of the Trust Agreement, $205,750 was paid to NationsBank, as Trustee, and $617,264 was paid to NationsBank, as escrow agent.

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

  The Trust Agreement grants the Trustee only such rights and powers as are necessary to achieve the purposes of the Trust. The Trust Agreement prohibits the Trustee from engaging in any business, commercial or, with certain exceptions, investment activity of any kind and from using any portion of the assets of the Trust to acquire any oil and gas lease, royalty or other mineral interest other than the Royalty Properties. The Trustee may sell Trust properties only as authorized by a vote of the Unit holders, or when necessary to provide for the payment of specific liabilities of the Trust then due or upon termination of the Trust. Pledges or other encumbrances to secure borrowings are permitted without the authorization of unit holders if the Trustee determines such action is advisable. Any sale of Trust properties must be for cash unless otherwise authorized by the Unit holders or unless the properties are being sold to provide for the payment of specific liabilities of the Trust then due, and the Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders.

LIABILITIES OF TRUSTEE

  The Trustee is to be indemnified out of the assets of the Trust for any liability, expense, claim, damage or other loss incurred by it in the performance of its duties unless such loss results from its negligence, bad faith or fraud or from its expenses in carrying out such duties exceeding the compensation and reimbursement it is entitled to under the Trust Agreement. The Trustee can be reimbursed out of the Trust assets for any liability imposed upon the Trustee for its failure to ensure that the Trust's liabilities are satisfiable only out of Trust assets. In no event will the Trustee be deemed to have acted negligently, fraudulently or in bad faith if it takes or suffers action in good faith in reliance upon and in accordance with the advice of parties considered to be qualified as experts on the matters submitted to them. The Trustee is not entitled to indemnification from Unit holders except in certain limited circumstances related to the replacement of mutilated, destroyed, lost or stolen certificates. See "Item 1--Description of Units--Liability of Unit Holders".

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

                             DESCRIPTION OF UNITS

  Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 17, 1997, there were 14,579,345 Units outstanding.

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

  Chemical Mellon Shareholder Services Group, Inc. serves as transfer agent and registrar for the Units.

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

  Unit holders of record on each Monthly Record Date are entitled to receive monthly distributions. See "Description of Units--Distributions of Net Income" above. The terms of the escrow agreements and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

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

  Generally, the state income tax in these states is computed as a percentage of taxable income attributable to the particular state. Furthermore, even though there are variances from state to state, taxable income for state purposes is often computed in a manner similar to the computation of taxable income for federal income tax purposes. Some of these states give credit for taxes paid by their residents on income from sources in other states. In certain of these states, a Unit holder is required to file a state income tax return if income is attributable to the Unit holder even though no tax is owed.

                             REGULATION AND PRICES

REGULATION

 General

  Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to various state laws and regulations (and orders of regulatory bodies pursuant thereto) governing a wide variety of matters, including allowable rates of production, marketing, pricing, prevention of waste, and pollution and protection of the environment. These laws, regulations and orders may restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

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

 Natural Gas

  On January 1, 1993, pursuant to the Natural Gas Wellhead Decontrol Act of 1989, the maximum lawful prices prescribed for the sale of natural gas under the Natural Gas Policy Act of 1978 were eliminated. Consequently, prices for the sale of natural gas, like the sale of other commodities, are governed by the marketplace and the provisions of applicable gas sales contracts.

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

  Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA's definition of "hazardous substances". The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on parties as "owners".

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

  The Trust's average per barrel oil price increased from $15.65 in 1995 to $17.31 in 1996. The Trustee believes that the higher average price per barrel of crude oil realized by the Trust in 1996 can be attributed to normal market fluctuations.

 Natural Gas

  Substantial competition in the natural gas marketplace continued in 1996. Competition with alternative fuels and excess gas supplies persist. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 1996 on natural gas volumes sold of $1.98 per Mcf represented an increase from the $1.45 per Mcf received in 1995, due in part to increased demand for gas which resulted from extreme weather conditions during the second half of 1996.

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

  The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at February 15, 1997.

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
                                                             ========== ========

  Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have an accurate count of the number of wells located on the Royalty Properties and cannot readily obtain such information.

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

RESERVES

  The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 1997 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                           DeGolyer and MacNaughton
                               One Energy Square
                              Dallas, Texas 75206

                               February 28, 1997


NationsBank of Texas, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

  Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 1997, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. NationsBank of Texas, N.A. (NationsBank) acts as trustee of the Trust.

  Information used in the preparation of this report was obtained from NationsBank, from records on file with the appropriate regulatory agencies, and from public sources. During this investigation, we consulted freely with officers and employees of NationsBank and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by NationsBank with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

  Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the state of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 36 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

  Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 1996. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests owned by others.

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

  The development status shown herein represents the status applicable on January 1, 1997. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 1996, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 1997, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 1997. In most fields, this required that the production rates be estimated for up to 2 months since production data were available only through October 1996.

  Gas volumes shown herein are salable gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

  Net proved reserves, as of January 1, 1997, of the Trust from the properties appraised are estimated in barrels (bbl) and thousands of cubic feet (Mcf) as follows:

                           PROVED DEVELOPED AND          PROVED DEVELOPED
                           UNDEVELOPED RESERVES              RESERVES
                        --------------------------- ---------------------------
                        OIL, CONDENSATE,            OIL, CONDENSATE,
                            AND NGL         GAS         AND NGL         GAS
STATE                        (BBL)         (MCF)         (BBL)         (MCF)
-----                   ---------------- ---------- ---------------- ----------
Florida................      121,769        233,424      121,769        233,424
Louisiana..............       65,593      2,904,294       65,593      2,904,294
Mississippi............       69,125      1,311,631       69,125      1,311,631
New Mexico.............      307,007      1,915,648      307,007      1,915,648
Oklahoma...............      584,025     10,751,249      584,025     10,751,249
Texas..................    4,827,536     16,583,723    4,737,419     16,455,911
                           ---------     ----------    ---------     ----------
  Total................    5,975,055     33,699,969    5,884,938     33,572,157
                           =========     ==========    =========     ==========

  Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 1996. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

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

  Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

   Year-end oil, condensate, natural gas liquids, and natural gas prices were furnished by NationsBank. These prices are used as initial prices and are held constant for the lives of the properties.

  A projection of the estimated future net revenue from the properties appraised, as of January 1, 1997, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

                                                           FUTURE NET REVENUE
                                                         -----------------------
         YEAR                                               TOTAL      PROVED
        ENDING                                             PROVED     DEVELOPED
      DECEMBER 31                                            ($)         ($)
      -----------                                        ----------- -----------
      1997..............................................  20,147,092  20,101,914
      1998..............................................  17,764,734  17,681,952
      1999..............................................  15,535,225  15,401,241
                                                         ----------- -----------
      Subtotal..........................................  53,447,051  53,185,107
      Remaining......................................... 121,562,591 119,723,621
                                                         ----------- -----------
        Total........................................... 175,009,642 172,908,728

  The present worth of future net revenue, as of January 1, 1997, is estimated as follows:

                                                                   PRESENT WORTH
                                                                        ($)
                                                                   -------------
      Total Proved................................................  94,627,213
      Proved Developed............................................  93,757,721

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

  In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, (i) certain estimated data have not been provided with respect to changes in reserve information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (iii) at the request of NationsBank and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 36 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located, and (iv) at the request of NationsBank, we have estimated future net revenue and the present worth thereof by holding constant current gas prices for the remaining lives of the applicable reserves in accordance with NationsBank's advice that these are the prices that the Trust can reasonably expect to receive.

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

  The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 1997 will be approximately $1,350,000.

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

FORWARD-LOOKING STATEMENTS

  This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, certain reserve information and other statements contained in this Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in "Trustee's Discussion and Analysis" incorporated by reference in Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

ITEM 3. LEGAL PROCEEDINGS.

  There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The section entitled "Units of Beneficial Interest" appearing on the inside front cover of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 sets forth certain information with respect to the Units of the Trust and the market therefor, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The information under "Selected Financial Data" appearing on the inside front cover of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The "Trustee's Discussion and Analysis" of financial condition and results of operations appearing on page 2 of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Trust and the notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 21, 1997 appearing on pages 3 though 8 of the Trust's Annual Report to Unit holders for the year ended December 31, 1996 are incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) Security Ownership of Certain Beneficial Owners. As of March 15, 1997 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

  (b) Security Ownership of Management. The Trust has no directors or executive officers. NationsBank of Texas, N.A., the Trustee, held as of March 15, 1997 an aggregate of 153,367 Units in various fiduciary capacities, with respect to which it had sole voting and investment power over all 153,367 of such Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

  1. Financial Statements (incorporated by reference in Item 8 of this report)

      Independent Auditors' report
      Statements of Assets, Liabilities and Trust Corpus at December 31, 1996
       and 1995
      Statements of Distributable Income for Each of the Three Years in the
       Period Ended December 31, 1996
      Statements of Changes in Trust Corpus for Each of the Three Years in the
       Period Ended December 31, 1996
      Notes to Financial Statements

  2. Financial Statement Schedules

    Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

  3. Exhibits

     (4) (a)* --Sabine Corporation Royalty Trust Agreement effective as of
               December 31, 1982, by and between Sabine Corporation and
               InterFirst Bank Dallas, N.A., as trustee.
         (b)* --Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
     (13) --Portions of 1996 annual report to Unit holders incorporated by reference into Part II of this Annual Report on Form 10-K.
     (23)     --Consent of DeGolyer and MacNaughton.
     (27)**   --Financial Data Schedule.
     (99) --Report dated March 1, 1997 of the Trustee containing interim tax information for each of the 12 months in the year ending
               December 31, 1996.

--------
* Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
** Included with EDGAR version of Form 10-K only.

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

Date: March 31, 1997

           (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)