Form 10-Q
period 1997-03-31
SABINE ROYALTY TRUST
filed 1997-05-14
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997
                                                --------------

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

Number of units of beneficial interest outstanding at May 10, 1997:
14,579,345

                              Page 1 of 13 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1997, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 1997, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated in all material respects in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 9, 1997

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                               MARCH 31,
                                                 1997       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1996
------                                 -----  ------------  ------------

Cash and short-term investments                $3,512,344     $3,321,723
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $18,977,884 and
  $18,848,147 at
  March 31, 1997 and
  December 31, 1996)                       1    3,417,301      3,547,038
                                               ----------    -----------

TOTAL                                          $6,929,645     $6,868,761
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  139,401     $  232,493
0ther payables                             4      830,910        750,725

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,959,334      5,885,543
                                               ----------    -----------

TOTAL                                          $6,929,645     $6,868,761
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------

                              NOTES     1997               1996
                              -----   ----------        ----------

Royalty income                        $7,440,234        $5,170,562
Interest income                           41,797            33,158
                                      ----------        ----------
Total                                  7,482,031         5,203,720
General and administrative
 expenses                               (363,612)         (341,440)
                                      ----------        ----------

Distributable income                  $7,118,419        $4,862,280
                                      ==========        ==========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .49        $      .33
                                      ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                           NOTE      1997             1996
                           ----  -----------     ------------

Trust corpus, beginning
 of period                       $ 5,885,543     $  5,447,142
Amortization of royalty
 interests                          (129,737)        (167,310)
Distributable income               7,118,419        4,862,280
Distributions                3    (6,914,891)      (3,986,143)
                                 -----------     ------------

Trust corpus, end
 of period                       $ 5,959,334     $  6,155,969
                                 ===========     ============

Distributions per unit
 (14,579,345 units)              $       .47     $        .27
                                 ===========     ============

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST
--------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1997, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------

                  April 15          April 29      $.14383
                  May 15            May 29        $.19078

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 1997 was $7,118,419 or $.49 per Unit. Royalty income amounted to $7,440,234 while interest income was $41,797. General and administrative expenses totaled $363,612.

     Distributions during the period were $.12625, $.18552 and $.16251 per Unit to Unit holders of record on January 15, February 18 and March 17, 1997, respectively.

     Royalty income for the quarter ended March 31, 1997 increased approximately $2,270,000 or 44% compared with the first quarter of 1996, due to a significant increase in the price of oil and gas in the first quarter of 1997 compared to the same quarter a year ago. Compared to the preceding quarter ended December 31, 1996, royalty income increased approximately $2,268,000. The increase was due in part to an increase in oil and gas production and gas prices in the first quarter of this year, and to the payment of ad valorem taxes of approximately $789,000 in the fourth quarter of 1996.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                        --------------------------------------------------------
                        March 31, 1997       March 31, 1996    December 31, 1996
Production
  Oil (Bbls)                 150,880              187,180            144,900
  Gas (Mcfs)               1,638,605            1,727,204          1,411,570

Average Price
  Oil (per bbl)               $20.68               $13.89             $21.29
  Gas (per Mcf)                $2.90                $1.77              $2.02

     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 1997 increased approximately $8,600 compared with the first quarter of 1996 due to an increase in funds available for investment. Compared to the quarter ended December 31, 1996, interest income increased approximately $5,700 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended March 31, 1997 increased approximately $22,200 compared to the same quarter of 1996 due to the timing of certain payments of professional fees associated with the Trust's year-end reporting. Compared to the preceding quarter ended December 31, 1996, general and administrative expenses increased approximately $37,400 due primarily to the payment in the first quarter of certain costs related to the preparation and distribution of annual year-end information to Unit holders.

     This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust's most recent Annual Report on Form 10-K effecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

Date:  May 13, 1997

    (The Trust has no directors or executive officers.)