Form 10-Q
period 1997-06-30
SABINE ROYALTY TRUST
filed 1997-08-13
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1997
                                                -------------

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

                                Trust Division
                          NationsBank of Texas, N.A.
                               NationsBank Plaza
                                901 Main Street
                                  17th Floor
                              Dallas, Texas 75202
                   (Address of principal executive offices)
                                  (Zip Code)

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

Number of units of beneficial interest outstanding at August 12, 1997:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1997, the distributable income for the three-month and six-month periods ended June 30, 1997 and 1996, and the changes in trust corpus for the six-month periods ended June 30, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 1997, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1997 and 1996, and changes in trust corpus for the six-month periods ended June 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 8, 1997

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                               JUNE 30,
                                                 1997         DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)        1996
------                                 -----  ------------    ------------

Cash and short-term investments                $3,028,916     $3,321,723
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,126,252 and
  $18,848,147 at
  June 30, 1997 and
  December 31, 1996)                       1    3,268,933      3,547,038
                                               ----------    -----------

TOTAL                                          $6,297,849     $6,868,761
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  111,213     $  232,493
0ther payables                             4      556,029        750,725

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,630,607      5,885,543
                                               ----------    -----------

TOTAL                                          $6,297,849     $6,868,761
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                      THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                      ----------------------------        ----------------------------

                              NOTES      1997             1996               1997             1996
                              -----   ----------        ----------        ----------        ----------

Royalty income                        $6,792,610        $5,970,059        $14,232,844      $11,140,621
Interest income                           48,109            35,988             89,906           69,146
                                      ----------        ----------        -----------      -----------
Total                                  6,840,719         6,006,047         14,322,750       11,209,767
General and administrative
 expenses                               (333,452)         (451,695)          (697,064)        (793,135)
                                      ----------        ----------        -----------      -----------

Distributable income                  $6,507,267        $5,554,352        $13,625,686      $10,416,632
                                      ==========        ==========        ===========      ===========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .45        $      .38        $      .93       $       .71
                                      ==========        ==========        ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                   SIX MONTHS ENDED JUNE 30,
                                 ----------------------------
                           NOTE       1997            1996
                           ----  ------------     -----------

Trust corpus, beginning
 of period                       $  5,885,543     $ 5,447,142
Amortization of royalty
 interests                           (278,105)       (339,312)
Distributable income               13,625,686      10,416,632
Distributions                3    (13,602,517)     (9,193,619)
                                 ------------     -----------

Trust corpus, end
 of period                       $  5,630,607     $ 6,330,843
                                 ============     ===========

Distributions per unit
 (14,579,345 units)              $        .93     $       .63
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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1997, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------

                  July 15           July 29      $.14499
                  August 15         August 29    $.15155

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

     Distributable income for the three-month and six-month periods ending
June 30, 1997 was $6,507,267 or $.45 per unit and $13,625,686 or $.93 per unit.
Royalty income for the same periods amounted to $6,792,610 and $14,232,844 while interest income was $48,109 and $89,906 respectively. General and administative expenses totaled $333,452 and $697,064 respectively for the two periods.

     Distributions during the period were $.14383, $.19078 and $.12408 per Unit to Unit holders of record on April 15, May 15 and June 16, 1997, respectively.

     Royalty income for the quarter ended June 30, 1997 increased approximately $823,000 or 14% compared with the second quarter of 1996, due to an increase in the price of oil and gas in the second quarter of 1997 compared to the same quarter a year ago. Compared to the preceding quarter ended March
31, 1997, royalty income decreased approximately $648,000. The decrease was due to a decrease in oil and gas prices, somewhat offset by an increase in oil and gas production in the second quarter of this year. Royalty income for the six-month period ended June 30, 1997 increased approximately $3,092,000 or 28% compared to the same period of 1996 due to a significant increase in oil and gas prices during the first two quarters of 1997.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                          Three-Months Ended
                        --------------------------------------------------------
                         June 30, 1997        June 30, 1996     March 31, 1997
Production
  Oil (Bbls)                 164,001              183,184            150,880
  Gas (Mcfs)               1,925,203            1,831,117          1,638,605

Average Price
  Oil (per Bbl)               $19.02               $17.08             $20.68
  Gas (per Mcf)                $2.33                $2.05              $2.90

                                   Six-Months Ended
                        --------------------------------------
                         June 30, 1997        June 30, 1996
Production
  Oil (Bbls)                 314,881              370,364
  Gas (Mcfs)               3,563,808            3,558,321

Average Price
  Oil (per Bbl)                19.81                15.47
  Gas (per Mcf)                 2.59                 1.84


     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 1997 increased approximately $12,100 compared with the second quarter of 1996 due to an increase in funds available for investment. Interest income for the six-month period ended June 30, 1997 increased approximately $20,800 compared to the same peiod of 1996 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended June 30, 1997 decreased approximately $118,200 compared to the same quarter of 1996 due to the timing of certain payments of professional fees associated with the Trust's year-end reporting. Compared to the preceding quarter ended March 31, 1997, general and administrative expenses decreased approximately $30,200 due primarily to the payment in the first quarter of certain costs related to the preparation and distribution of annual year-end information to Unit holders. General and administrative expenses for the six-month period ended June 30, 1997 decreased approximately $96,100, compared to the same period of 1996, due in part to a payment to an unrelated party made in 1996 and to the aforementioned payments of professional fees.

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

Date:  August 14, 1997

    (The Trust has no directors or executive officers.)