Form 10-Q
period 1997-09-30
SABINE ROYALTY TRUST
filed 1997-11-07
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended September 30, 1997
                                                ------------------

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

Number of units of beneficial interest outstanding at October 31, 1997:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1997, the distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the changes in trust corpus for the nine-month periods ended September 30, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996, included herein, have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 1997, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996 and changes in trust corpus for the nine-month periods ended September 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 1997

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                              SEPTEMBER 30,
                                                 1997         DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)        1996
------                                 -----  ------------    ------------

Cash and short-term investments                $2,201,468     $3,321,723
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,290,699 and
  $18,848,147 at
  September 30, 1997 and
  December 31, 1996)                       1    3,104,486      3,547,038
                                               ----------    -----------

TOTAL                                          $5,305,954     $6,868,761
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  101,243     $  232,493
0ther payables                             4      380,009        750,725

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,824,702      5,885,543
                                               ----------    -----------

TOTAL                                          $5,305,954     $6,868,761
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------      -------------------------------

                              NOTES      1997             1996               1997             1996
                              -----   ----------        ----------        ----------        ----------

Royalty income                        $5,654,003        $5,921,727        $19,886,847       $17,062,348
Interest income                           38,673            36,856            128,579           106,002
                                      ----------        ----------        -----------       -----------
Total                                  5,692,676         5,958,583         20,015,426        17,168,350
General and administrative
 expenses                               (336,524)         (285,721)        (1,033,588)       (1,078,856)
                                      ----------        ----------        -----------       -----------

Distributable income                  $5,356,152        $5,672,862        $18,981,838       $16,089,494
                                      ==========        ==========        ===========       ===========

Distributable income
 per unit
 (14,579,345 units)           1,3,5   $      .37        $      .39        $      1.30       $      1.10
                                      ==========        ==========        ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------
                               NOTE           1997                  1996
                               ----        ------------          ------------

Trust corpus, beginning
 of period                                 $  5,885,543          $  5,447,142
Amortization of royalty
 interests                                     (442,552)             (489,203)
Distributable income                         18,981,838            16,089,494
Distributions                    3          (19,600,127)          (15,342,337)
                                           ------------          ------------

Trust corpus, end
 of period                                 $  4,824,702          $  5,705,096
                                           ============          ============

Distributions per unit
 (14,579,345 units)                        $       1.34          $       1.05
                                           ============          ============

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


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1997, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------

                  October 15         October 29     $.11836
                  November 17        November 28    $.10268

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

     Distributable income for the three-month and nine-month periods ending September 30, 1997 was $5,356,152 or $.37 per unit and $18,981,838 or $1.30 per unit, respectively. Royalty income for the same periods amounted to $5,654,003 and $19,886,847 while interest income was $38,673 and $128,579, respectively. General and administrative expenses totaled $336,524 and $1,033,588, respectively, for the two periods.

     Distributions during the period were $.14499, $.15155 and $.11482 per Unit to Unit holders of record on July 15, August 15 and September 16, 1997, respectively.

     Royalty income for the quarter ended September 30, 1997 decreased approximately $268,000 or 5% compared with the third quarter of 1996, due primarily to a reimbursement of approximately $271,000 of revenues in 1997 as a result the resolution of questions relating to ownership in certain properties. However, increased production in the third quarter of 1997 compared to the third quarter of 1996 indicates increased royalty income. The effect of such increase was offset by the recognition of approximately $398,000 of previously received revenues in the third quarter of 1996. Compared to the preceding quarter ended June 30, 1997, royalty income decreased approximately $1,139,000 or 17% due to the aforementioned reimbursement and a decline in oil and gas production and prices in the third quarter. Royalty income for the nine-month period ended September 30, 1997 increased approximately $2,825,000 or 17%, compared to the same period of 1996, due to a significant increase in oil and gas prices and an increase in gas production, partially offset by a decrease in oil production, during the first three quarters of 1997.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                          Three-Months Ended
                        --------------------------------------------------------
                       September 30, 1997  September 30, 1996   June 30, 1997
Production
  Oil (Bbls)                 150,367              145,258            164,001
  Gas (Mcfs)               1,899,273            1,681,993          1,925,203

Average Price
  Oil (per Bbl)               $17.60               $18.03             $19.02
  Gas (per Mcf)                $2.12                $2.15              $2.33

                                   Nine-Months Ended
                        --------------------------------------
                       September 30, 1997   September 30, 1996
Production
  Oil (Bbls)                 465,248              515,622
  Gas (Mcfs)               5,463,081            5,240,314

Average Price
  Oil (per Bbl)                19.10                16.19
  Gas (per Mcf)                 2.43                 1.99


     It continues to be difficult to estimate accurately future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 1997 increased approximately $1,800 compared with the third quarter of 1996 due to a slight increase in interest rates. Interest income for the nine-month period ended September 30, 1997 increased approximately $22,600 compared to the same period of 1996 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended September 30, 1997 increased approximately $50,800 compared to the same quarter of 1996 due to a reimbursement to a third party for expenses paid on behalf of the Trust and increased data processing costs related to the retention of certain Trust documents. Compared to the preceding quarter ended June 30, 1997, general and administrative expenses remained substantially the same. General and administrative expenses for the nine-month period ended September 30, 1997 decreased approximately $45,300, compared to the same period of 1996, due to a reimbursement paid to an unrelated party made in 1996.

     This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust's most recent Annual Report on Form 10-K affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

Date:  November 5, 1997

    (The Trust has no directors or executive officers.)