Form 10-K405
period 1997-12-31
SABINE ROYALTY TRUST
filed 1998-03-27
CIK 710752

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____TO_____

                        COMMISSION FILE NUMBER: 1-8424

                             SABINE ROYALTY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                75-6297143
    (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

             TRUST DIVISION
        NATIONSBANK OF TEXAS, N.A.
            NATIONSBANK PLAZA
               17TH FLOOR
            901 MAIN STREET
             DALLAS, TEXAS                             75202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 508-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
        -------------------                  -------------------
    UNITS OF BENEFICIAL INTEREST           NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
           -------

  At March 16, 1998, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $209,578,084.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                    PART I

Item  1.    Business........................................................   1
            Description of the Trust........................................   1
             Assets of the Trust............................................   2
             Liabilities of the Trust.......................................   2
             Duties and Limited Powers of Trustee...........................   2
             Liabilities of Trustee.........................................   2
             Duration of Trust..............................................   3
             Voting Rights of Unit Holders..................................   3
             Description of Units...........................................   3
             Distributions of Net Income....................................   4
             Transfer.......................................................   4
             Reports to Unit Holders........................................   4
             Liability of Unit Holders......................................   4
             Possible Divestiture of Units..................................   5
            Federal Taxation................................................   5
            State Law and Tax Considerations................................   6
             Regulation and Prices..........................................   7
             Regulation.....................................................   7
             Prices.........................................................   8
Item  2.    Properties......................................................   9
            Title...........................................................   9
            Reserves........................................................   9
Item  3.    Legal Proceedings...............................................  13
Item  4.    Submission of Matters to a Vote of Security Holders.............  13

                                    PART II

Item  5.    Market for Registrant's Common Equity and
            Related Stockholder Matters.....................................  13
Item  6.    Selected Financial Data.........................................  13
Item  7.    Trustee's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  14
Item  8.    Financial Statements and Supplementary Data.....................  15
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  25

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant..............  25
Item 11.    Executive Compensation..........................................  25
Item 12.    Security Ownership of Certain Beneficial Owners and Management..  25
Item 13.    Certain Relationships and Related Transactions..................  26

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form.....  26


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

LIABILITIES OF THE TRUST

   Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 1997 were $1,350,231 of which, pursuant to the terms of the Trust Agreement, $203,962 was paid to NationsBank, as Trustee, and $611,895 was paid to NationsBank, as escrow agent.

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


                              DESCRIPTION OF UNITS

   Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 16, 1998, there were 14,579,345 Units outstanding.

   The Trust may not issue additional Units unless such issuance is approved by the holders of at least 80 percent of the outstanding Units and by the Trustee. Under limited circumstances, Units may be redeemed by the Trust and canceled. See "Possible Divestiture of Units" below.

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

   Each Unit holder and his or her duly authorized agent has the right, during reasonable business hours at his or her own expense, to examine and make audits of the Trust and the records of the Trustee, including lists of Unit holders, for any proper purpose in reference thereto.

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

POSSIBLE DIVESTITURE OF UNITS

   The Trust Agreement imposes no restrictions based on nationality or other status of the persons or entities which are eligible to hold Units. However, the Trust Agreement provides that if at any time the Trust or the Trustee is named a party in any judicial or administrative proceeding seeking the cancellation or forfeiture of any property in which the Trust has an interest because of the nationality, or any other status, of any one or more Unit holders, the following procedure will be applicable:

       1. The Trustee will give written notice to each holder whose nationality or other status is an issue in the proceeding of the existence of such controversy. The notice will contain a reasonable summary of such controversy and will constitute a demand to each such holder that he or she dispose of his or her Units within 30 days to a party not of the nationality or other status at issue in the proceeding described in the notice.

       2. If any holder fails to dispose of his or her Units in accordance with such notice, the Trustee shall have the preemptive right to redeem and shall redeem, at any time during the 90-day period following the termination of the 30-day period specified in the notice, any Unit not so transferred for a cash price equal to the closing price of the Units on the stock exchange on which the Units are then listed or, in the absence of any such listing, the mean between the closing bid and asked prices for the Units in the over-the-counter market, as of the last business day prior to the expiration of the 30-day period stated in the notice.

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

   If a taxpayer disposes of any "section 1254 property" (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under section 611 of the Internal Revenue Code (the "Code"), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986 must recapture depletion upon the disposition of that Unit.

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

   Unit holders of record on each Monthly Record Date are entitled to receive monthly distributions. See "Description of Units -- Distributions of Net Income"' above. The terms of the escrow agreements and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his or her Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

   Interest and royalty income attributable to ownership of Units and any gain on the sale thereof are considered portfolio income, and not income from a "passive activity," and therefore generally may not be offset by losses from any passive activities.

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

   The foregoing summary is not exhaustive, and many other provisions of the federal tax laws may affect individual Unit holders. Each Unit holder should consult his or her personal tax adviser with respect to the effects of his or her ownership of Units on his or her personal tax situation.

                        STATE LAW AND TAX CONSIDERATIONS

   The following is intended as a brief summary of certain information regarding state income taxes and other state law matters affecting the Trust and the Unit holders. Unit holders are urged to consult their own legal and tax advisers with respect to these matters.

   Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations and limited liability companies doing business in Texas are subject to the Texas franchise tax, which includes a calculation based upon the company's taxable income for federal income tax purposes (or comparable amounts, in the case of limited liability companies). It is currently unclear whether the ownership of Units would be sufficient to subject a corporate Unit holder who is not otherwise doing business in Texas to the franchise tax. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

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

   The Trust's average per barrel oil price increased from $17.31 in 1996 to $18.77 in 1997. The Trustee believes that the higher average price per barrel of crude oil realized by the Trust in 1997 can be attributed to normal market fluctuations.

   Natural Gas

   Substantial competition in the natural gas marketplace continued in 1997. Competition with alternative fuels and excess gas supplies persists. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 1997 on natural gas volumes sold of $2.45 per Mcf represented an increase from the $1.98 per Mcf received in 1996, due in part to continued high demand resulting from a relatively severe 1996-1997 winter season and predictions of extreme weather conditions in the latter half of 1997.

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

ITEM 2.  PROPERTIES.

   The assets of the Registrant consist principally of the Royalty Properties, which constitute interests in gross production of oil, gas and other minerals free of the costs of production. The Royalty Properties consist of royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. These properties are represented by approximately 5,400 tracts of land. Approximately 2,950 of the tracts are in Oklahoma, 1,750 in Texas, 330 in Louisiana, 200 in New Mexico, 150 in Mississippi and 12 in Florida.

   The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at February 17, 1998.

                                              Mineral and Royalty
                                            ----------------------
       State                                Gross Acres  Net Acres
       -----                                -----------  ---------
   Florida.................................       5,448        697
   Louisiana...............................     244,391     23,682
   Mississippi.............................      75,489      9,713
   New Mexico..............................     112,294      9,141
   Oklahoma................................     381,538     67,558
   Texas...................................   1,273,132    105,760
                                              ---------    -------
   Total...................................   2,092,292    216,551
                                              =========    =======

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

RESERVES

   The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 1998 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DeGolyer and MacNaughton
                               One Energy Square
                              Dallas, Texas 75206

                               February 26, 1998


NationsBank of Texas, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

   Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 1998, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. NationsBank of Texas, N.A. (NationsBank) acts as trustee of the Trust.

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

   Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the state of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 32 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

   Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 1997. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust
after deducting royalties and other interests owned by others.   Gas volumes
shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributable to the leasehold interests according to processing agreements.

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

   The development status shown herein represents the status applicable on January 1, 1998. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 1997, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 1998, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 1998. In most fields, this required that the production rates be estimated for up to 4 months since production data were available only through August 1997.

   Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rate projected.

   Net proved reserves, as of January 1, 1998, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                  Proved Developed and          Proved Developed
                  Undeveloped Reserves              Reserves
               --------------------------  --------------------------
                   Oil,                        Oil,
                Condensate,      Sales      Condensate,      Sales
    State      and NGL (bbl)   Gas (Mcf)   and NGL (bbl)   Gas (Mcf)
-------------  -------------  -----------  -------------  -----------
Florida......       110,082      206,322        110,082      206,322
Louisiana....        49,940    2,014,267         49,940    2,014,267
Mississippi..        64,246    1,879,364         64,246    1,879,364
New Mexico...       263,129    2,236,571        263,129    2,236,571
Oklahoma.....       608,947   10,244,699        608,947   10,244,699
Texas  ......     5,086,748   17,783,726      5,074,536   17,707,135
                  ---------   ----------      ---------   ----------
  Total......     6,183,092   34,364,949      6,170,880   34,288,358

   Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 1997. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

   Revenue values in this report were estimated using the initial prices and costs provided by NationsBank. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are based on receipts by the Trust in December 1997 and NationsBank has represented that the prices used herein are those that the Trust could reasonably expect to receive. The assumptions used for estimating future prices and costs are as follows:

   Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

   Oil, condensate, natural gas liquids, and natural gas prices were furnished by NationsBank. These prices are based on receipts by the Trust in December 1997 and are held constant for the lives of the properties.

   A projection of the estimated future net revenue from the properties appraised, as of January 1, 1998, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

                                             Future Net Revenue
                                        -------------------------
      Year                                 Total         Proved
     Ending                                Proved      Developed
   December 31                              ($)           ($)
-----------------                       ------------  -----------
   1998................................  23,990,603    23,961,834
   1999................................  20,195,158    20,167,207
   2000................................  17,184,982    17,163,445
                                        -----------   -----------
   Subtotal............................  61,370,743    61,292,486
   Remaining........................... 125,993,129   125,638,180
                                        -----------   -----------
   Total............................... 187,363,872   186,930,666

   The present worth of future net revenue, as of January 1, 1998, is estimated as follows:

                                                   Present Worth
                                                at 10 Percent ($)
                                                -----------------
   Total Proved.................................     104,912,482
   Proved Developed.............................     104,725,043

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

   In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserve information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of NationsBank and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 32 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

                             ______________________


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

   The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 1998 will be approximately $1,350,000.

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


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Units are listed and traded on the New York Stock Exchange under the symbol "SBR." The following table sets forth the high and low sales prices for the Units and the aggregate amount of cash distributions paid by the Trust during the periods indicated.


--------------------------------------------------------------------------------
                                     Sales Price       Distributions
                                  ------------------
1997                                High      Low        Per Unit
---------------------------       --------  --------     --------
First Quarter..................... $13.375   $11.750      $.47428
Second Quarter....................  14.625    12.500       .45869
Third Quarter.....................  16.438    14.125       .41136
Fourth Quarter....................  17.000    12.625       .30023

1996
--------------------------------------------------------------------------------
First Quarter..................... $ 9.125   $ 8.000      $.27340
Second Quarter....................  10.125     9.125       .35717
Third Quarter.....................  11.750     9.500       .42173
Fourth Quarter....................  12.875    10.875       .31833
--------------------------------------------------------------------------------

At March 16, 1998, there were 14,579,345 Units outstanding and approximately 3,543 Unit holders of record.

ITEM 6.   SELECTED FINANCIAL DATA.

------------------------------------------------------------------------------------------------
Years Ended December 31             1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------
Royalty Income...................$25,688,064  $22,173,492  $16,088,936  $18,669,739  $22,140,733
Distributable Income............. 24,499,892   20,972,323   14,829,839   17,441,297   20,893,820
Distributable Income per Unit....       1.68         1.44         1.02         1.20         1.43
Total Assets at Year End.........  6,936,828    6,868,761    6,598,427    7,172,645    7,446,908
Distributions per Unit...........       1.64         1.37         1.03         1.20         1.46
------------------------------------------------------------------------------------------------

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Sabine Royalty Trust (the "Trust") makes monthly distributions to its Unit holders of the excess of the preceding month's revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust's only long-term assets consist of royalty interests in producing oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future.

   Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 1997.

   Royalty income during 1997 increased approximately $3,515,000, or 15.9 percent, compared to 1996 royalty income, which had increased approximately $6,085,000, or 37.8 percent, from 1995 royalty income.

   Revenues generated by sales of oil and gas increased in 1997 from 1996 as the result of higher oil and gas prices and increased volumes of gas sold, somewhat offset by a slight decline in oil sales. Gas volumes sold increased from 6,565,302 thousand cubic feet ("Mcf") in 1996 to 7,154,510 Mcf in 1997, after increasing from 5,936,059 in 1995. The average price per Mcf of gas received by the Trust increased from $1.45 in 1995 and $1.98 in 1996 to $2.45 in 1997. The Trustee believes that continued high demand from the prior winter season and predictions of volatile weather conditions in the latter half of 1997 contributed to the increase in gas prices.

   Oil volumes sold decreased to 614,976 barrels in 1997 from 660,521 barrels in 1996, having increased from 534,266 barrels in 1995. The effect of this volume decline was offset by an increase in the average price per barrel of oil received by the Trust to $18.77 in 1997 from $17.31 in 1996 and $15.65 in 1995. An increase in domestic crude oil prices, which began in 1996, continued into early 1997, but prices declined in the second quarter and continued at lower levels throughout the remainder of 1997.

   Due to an increase in funds available for temporary investment, interest income increased in 1997 compared to 1996. General and administrative expenses were relatively unchanged in 1997 compared to 1996.

YEAR 2000 ISSUE

   Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

   The Trust is reliant on the performance of third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether third party vendors will successfully address the Year 2000 issue. Failure to successfully address the Year 2000 issue by third party vendors could have a material adverse impact on the Trust and its Unit holders. The Trust is making every effort that the systems that it has in its direct control are being addressed and will be ready for Year 2000. The Trustee does not believe that the cost of these efforts will be material.

FORWARD-LOOKING STATEMENTS

   This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, certain reserve information and other statements contained in Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND NATIONSBANK OF TEXAS, N.A., TRUSTEE:

   We have audited the statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Note 2 to the financial statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

   In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 1997 and 1996, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 2.

/SIG/DELOITTE & TOUCHE LLP
Dallas, Texas
March 20, 1998

FINANCIAL STATEMENTS
SABINE ROYALTY TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                            Year Ended December 31,
--------------------------------------------------------------------
                                               1997         1996
--------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------
Cash and short-term investments............. $3,857,558   $3,321,723
Royalty interests in oil and gas
  properties less accumulated
  amortization of $19,315,915 (1997) and
  $18,848,147 (1996)........................  3,079,270    3,547,038
--------------------------------------------------------------------
Total....................................... $6,936,828   $6,868,761
====================================================================
--------------------------------------------------------------------
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------
Trust expenses payable...................... $  222,322   $  232,493
Other payables (Note 4).....................    774,399      750,725
Trust corpus (14,579,345 units of
  beneficial interest authorized
  and outstanding)..........................  5,940,107    5,885,543
--------------------------------------------------------------------
Total....................................... $6,936,828   $6,868,761
====================================================================

STATEMENTS OF DISTRIBUTABLE INCOME
--------------------------------------------------------------------

                                    Year Ended December 31,
--------------------------------------------------------------------
                                1997          1996          1995

Royalty income.............  $25,688,064   $22,173,492   $16,088,936
Interest income............      162,059       142,079       108,213
--------------------------------------------------------------------
Total......................   25,850,123    22,315,571    16,197,149
General and administrative
  expenses (Note 6)........    1,350,231     1,343,248     1,367,310
--------------------------------------------------------------------
Distributable income.......  $24,499,892   $20,972,323   $14,829,839
====================================================================
Distributable income per unit
  (Basic and Assuming Dilution)
  (14,579,345 units)
  (Note 1).................  $      1.68   $      1.44   $      1.02
====================================================================
Distributions per unit
  (Note 3).................  $      1.64   $      1.37   $      1.03
====================================================================

STATEMENTS OF CHANGES IN TRUST CORPUS

                                        Year Ended December 31,
------------------------------------------------------------------------
                                  1997           1996           1995
------------------------------------------------------------------------
Trust corpus, beginning of   $  5,885,543   $  5,447,142   $  6,129,697
  year.....................
Amortization of royalty          (467,768)      (543,094)      (536,164)
  interests................
Distributable income.......    24,499,892     20,972,323     14,829,839
Distributions to unit         (23,977,560)   (19,990,828)   (14,976,230)
  holders (Note 3).........
------------------------------------------------------------------------
Trust corpus, end of year..   $  5,940,107  $  5,885,543   $  5,447,142
========================================================================

  The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

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

   Certificates evidencing units of beneficial interest (the "Units") in the Trust were mailed on December 31, 1982 to Sabine's shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine's outstanding common stock. In May 1988, Sabine was acquired by Pacific Enterprises, a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) ("Pacific (USA)"), a California corporation and a wholly owned subsidiary of Pacific Enterprises, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific (USA), as successor to Sabine, has assumed by operation of law all of Sabine's rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

   In connection with the transfer of the Royalties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all its producing oil and gas assets to a third party. The sale did not include executive rights relating to the Royalties, and Pacific (USA)'s ownership of such rights was not affected by the sale.

   NationsBank of Texas, N.A., as trustee (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

 . The Trust shall not engage in any business or commercial activity of any kind or acquire assets other than those initially transferred to the Trust.

 . The Trustee may not sell all or any part of its assets unless approved by the holders of a majority of the outstanding Units in which case the sale must be for cash and the proceeds, after satisfying all existing liabilities, promptly distributed to Unit holders.

 . The Trustee may establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable.

 . The Trustee will use reasonable efforts to cause the Trust and the Unit holders to recognize income and expenses on monthly record dates.

 . The Trustee is authorized to borrow funds to pay liabilities of the Trust provided that such borrowings are repaid in full before any further distributions are made to Unit holders.

 . The Trustee will make monthly cash distributions to Unit holders of record on the monthly record date (see Note 3).

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

   The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana.

   Pursuant to the terms of the escrow agreements and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the escrow agents and are paid to and received by the Trust only on the next monthly record date. The escrow agents have agreed to endeavor to assure that they incur and pay expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for Federal income tax purposes and that the Trustee and the escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agents or the Trust.

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

2. ACCOUNTING POLICIES

BASIS OF ACCOUNTING

   The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles:

 . Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by the Trust (see
   Note 1).

 . Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

 . Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

 .  Distributions to Unit holders are recognized when declared by the Trustee
   (see Note 3).

   The financial statements of the Trust differ from financial statements prepared in conformity with generally accepted accounting principles because of the following:

 . Royalty income is recognized in the month received rather than in the month of production.

 . Expenses other than those expected to be paid on the following monthly record date are not accrued.

 . Amortization of the Royalties is shown as a reduction to Trust corpus and not as a charge to operating results.

 . Reserves may be established for contingencies that would not be recorded under generally accepted accounting principles.

USE OF ESTIMATES

   The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

IMPAIRMENT

   The Trustee routinely reviews the Trust's royalty interests in oil and gas properties for imparement whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

DISTRIBUTABLE INCOME PER UNIT

   The Trust has adopted the new computation and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 -- "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented and accordingly, the adoption of SFAS No. 128 had no impact on previously reported distributable income per unit. Basic and assuming dilution distributable income per unit are the same.

FEDERAL INCOME TAXES

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

3. DISTRIBUTIONS TO UNIT HOLDERS

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

4. OTHER PAYABLES

   Other payables consist of the following:


-------------------------------------------------------------------
December 31,                                       1997      1996
-------------------------------------------------------------------
Funds due to payors for royalties
  erroneously forwarded to the Trust............ $  1,806  $    -0-
Royalty receipts in suspense pending
  verification of ownership interest or title... $772,593  $750,725
-------------------------------------------------------------------
        Total................................... $774,399  $750,725
===================================================================

   The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

   Subsequent to December 31, 1997, the Trust declared the following distributions:

Monthly Record Date    Payment Date  Distribution per Unit
---------------------  ------------  ---------------------
    January 15         January 29         $.19698
    February 17        February 27         .18597
    March 16           March 30            .14231

6. TRUSTEE'S FEES AND EXPENSES

   Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:


----------------------------------------------------------
                             1997       1996       1995
----------------------------------------------------------
Trustee's fee.............  $203,962   $205,750   $187,966
Escrow agent's fee........   611,895    617,264    563,908
----------------------------------------------------------
Total fees and expenses...  $815,857   $823,014   $751,874
==========================================================


7. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1997 and 1996 (in thousands, except per Unit amounts):

----------------------------------------------------
Calendar    Royalty   Distributable   Distributable
Quarter      Income      Income      Income per Unit
----------------------------------------------------
1997
----
First......  $ 7,440        $ 7,118      $ .49
Second.....    6,793          6,507        .45
Third......    5,654          5,356        .37
Fourth.....    5,801          5,519        .37
----------------------------------------------------
             $25,688        $24,500      $1.68
====================================================
1996
----
First......  $ 5,171        $ 4,862      $ .33
Second.....    5,970          5,554        .38
Third......    5,921          5,673        .39
Fourth.....    5,111          4,883        .34
----------------------------------------------------
             $22,173        $20,972      $1.44
====================================================


8. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

RESERVE QUANTITIES

   Information regarding estimates of the proved oil and gas reserves attributable to the Trust are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with Statement of Financial Accounting Standards No. 69 and the guidelines established by the Securities and Exchange Commission.

   Oil and gas reserve quantities (all located in the United States) are estimates based on information available at the time of their preparation. Such estimates are subject to change as additional information becomes available. Reserves actually recovered, and the timing of the production of those reserves, may differ substantially from original estimates. The following schedule presents changes in the Trust's total proved reserves (in thousands):

------------------------------------------------------
                                        Oil       Gas
                                     (Barrels)   (Mcf)
------------------------------------------------------
January 1, 1995.....................    5,657   35,472
  Revisions of previous estimates...      462    6,628
  Production........................     (581)  (5,651)
------------------------------------------------------
December 31, 1995...................    5,538   36,449
  Revisions of previous estimates...    1,010    2,980
  Production........................     (573)  (5,729)
------------------------------------------------------
December 31, 1996...................    5,975   33,700
  Revisions of previous estimates...      820    7,592
  Production........................     (612)  (6,927)
------------------------------------------------------
December 31, 1997...................    6,183   34,365
======================================================


        Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

----------------------------------------------------
                                 Oil       Gas
                              (Barrels)   (Mcf)
----------------------------------------------------
Proved developed reserves:
  January 1, 1995.............   5,176   35,135
December 31, 1995.............   5,061   35,606
December 31, 1996.............   5,885   33,572
December 31, 1997.............   6,171   34,288

DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

   The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current oil and gas prices ($17.81 per bbl and $2.72 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.

--------------------------------------------------------------------------
December 31,                                  1997       1996       1995
--------------------------------------------------------------------------
Future net cash inflows.................... $187,364   $175,010   $131,627
Discount of future net cash flows at 10%     (82,452)   (80,383)   (62,362)
--------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows.................... $104,912   $ 94,627   $ 69,265
==========================================================================

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

---------------------------------------------------------------------------
                                               1997       1996       1995
---------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows, January 1.......... $ 94,627   $ 69,265   $ 70,188
Royalty income, net of severance
  and ad valorem taxes......................  (25,688)   (22,173)   (16,089)
Changes in prices, net of related costs.....    3,479     25,715       (470)
Revisions of previous estimates and other...   23,031     14,894      8,617
Accretion of discount.......................    9,463      6,926      7,019
---------------------------------------------------------------------------
Standardized measure of discounted
  future net cash flows, December 31,....... $104,912   $ 94,627   $ 69,265
===========================================================================

   Subsequent to year end, the price of oil decreased significantly. As of March 18, 1997, published oil prices were approximately $13.23 per barrel. The use of such price, as compared to $17.81 per barrel, which was used to calculate the above information, would result in a lower standardized measure of discounted future net cash flows.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE UNIT HOLDERS OF SABINE ROYALTY TRUST:

   We have audited the accompanying statements of fees and expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to NationsBank of Texas, N.A., as trustee and escrow agent, for the years ended December 31, 1997, 1996 and 1995. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of fees and expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of fees and expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the statements of fees and expenses audited by us present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to NationsBank of Texas, N.A., as trustee and escrow agent, for the years ended December 31, 1997, 1996 and 1995, in conformity with the Trust Agreement.

/SIG/PRICE WATERHOUSE LLP
Dallas, Texas
March 20, 1998

                        STATEMENTS OF FEES AND EXPENSES
                        PAID BY SABINE ROYALTY TRUST TO
                         NATIONSBANK OF TEXAS, N.A., AS
                TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                  YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


                                                 1997      1996      1995
---------------------------------------------------------------------------
Trustee's fee..............................    $203,962  $205,750  $187,966
Escrow agent's fee.........................     611,895   617,264   563,908
---------------------------------------------------------------------------
Total fees paid                                $815,857  $823,014  $751,874
   Reimbursement for expenses                        --        --        --
---------------------------------------------------------------------------
Total fees and expenses paid
  to NationsBank of Texas, N.A.                $815,857  $823,014  $751,874
===========================================================================

The accompanying notes are an integral part of these statements.

NOTES

   1. Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation ("Sabine"), as trustor, and InterFirst Bank Dallas, N.A. ("InterFirst"), as trustee (the "Trustee"). Contemporaneously with the execution of the Trust Agreement, Sabine, the Trustee and InterFirst, as escrow agent (the "Escrow Agent"), entered into an escrow agreement which establishes an escrow (the "Escrow"). Prior to distribution of units of beneficial interest (the "Units") in the Trust to Sabine's shareholders, Sabine transferred to the Trust royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and other similar, non-participatory interests, in certain producing and proved undeveloped oil and gas properties in six states (the "Royalty Properties").

       In May 1988, Sabine was acquired by Pacific Enterprise ("Pacific"), a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) ("Pacific (USA)"), a California corporation and a wholly owned subsidiary of Pacific, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific
(USA), as successor to Sabine, has assumed by operation of law all of Sabine's rights and obligations with respect to the Trust.

       In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all its producing oil and gas assets to a third party. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)'s ownership of such rights was not affected by the sale.

       In June 1987, InterFirst was merged with RepublicBank Dallas, National Association. RepublicBank Dallas, National Association was the survivor of the merger and, in connection therewith, changed its name to First RepublicBank Dallas, National Association. First RepublicBank Dallas, National Association ("First Republic"), as successor to InterFirst, served as Trustee of the Trust and as Escrow Agent from June 1987 until July 1988. On July 29, 1988, First Republic was declared insolvent by the Federal Deposit Insurance Corporation (the "FDIC") and certain assets and liabilities of First Republic were transferred to NCNB Texas National Bank ("NCNB Texas"), which was established as a bridge bank by the FDIC pursuant to authority granted under the Competitive Equality Banking Act of 1987. NCNB Texas was subsequently acquired from the FDIC by NCNB Corporation. The name of NCNB Texas was changed effective December 31, 1991 to NationsBank of Texas, N.A. (the "Bank"). The Bank, as successor to First Republic, now serves as Trustee of the Trust and as Escrow Agent.

       The compensation agreement under the Trust Agreement provides for a "cost plus" fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust's first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate.

   2. Escrow Agent's fees and Trustee's fees consist of a profit margin plus all fully allocated costs incurred by the Bank, as Trustee and as Escrow Agent, in performing administrative services to the Trust as specified in the Trust Agreement.

       Administrative costs do not include any professional and related expenses to third parties.

       All costs incurred by the Bank in its capacities as Trustee and as Escrow Agent are accumulated in one account. Fees based thereon are allocated between the Trustee function and the Escrow Agent function according to the actual administrative services rendered by the Bank in each capacity. Any determinations by the Bank as to the allocation of the fee between the Trustee and the Escrow Agent are conclusive and binding on the Unit holders and Pacific
(USA), but in no event does the Bank's allocation affect the aggregate fee payable to the Bank.

   3. The Bank did not earn a bonus for 1997, 1996 or 1995; therefore, none will be taken in 1998 and none was taken in 1997 or 1996.

       A total of $132,174 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1998 was based on expenses incurred in 1997. Of this amount, $65,084 is included in the 1997 statement and the remaining $67,090 will be included in the subsequent year's statement.

       Similarly, a total of $145,397 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1997 was based on expenses incurred in 1996. Of this amount, $71,008 was included in the 1996 statement, and the remaining $74,389 is reflected in the 1997 statement. A total of $129,746 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1996 was based on expenses incurred in 1995. Of this amount, $67,675 was included in the 1995 statement and the remaining $62,071 was included in the 1996 statement.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners. As of March 16, 1998 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

   (b) Security Ownership of Management. The Trust has no directors or executive officers. NationsBank of Texas, N.A., the Trustee, held as of March 16, 1998 an aggregate of 78,641 Units in various fiduciary capacities, and it had sole voting and investment power with respect to all 78,641 of such Units.

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this report:

   1.  Financial Statements (included in Item 8 of this report)

       Independent Auditors' report
       Statements of Assets, Liabilities and Trust Corpus at December 31, 1997 and 1996
       Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 1997
       Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 1997
       Notes to Financial Statements
       Report dated March 1, 1998 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 1997.

   2.  Financial Statement Schedules

   Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

   3.  Exhibits

       (4)  (a)* -- Sabine Corporation Royalty Trust Agreement effective as of
                    December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

            (b)* -- Sabine Corporation Louisiana Royalty Trust Agreement
                    effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

           (23)  -- Consent of DeGolyer and MacNaughton.

           (27)**-- Financial Data Schedule.

           (99) -- Report dated March 1, 1998 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 1997.
------------

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


                                        SABINE ROYALTY TRUST

                                        BY: NATIONSBANK OF TEXAS, N.A.
                                            (as successor), Trustee


                                        By: /s/ Ron E. Hooper
                                            ---------------------
                                            Ron E. Hooper
                                            Vice-President

Date:   March 27, 1998

           (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)