Form 10-Q
period 1998-03-31
SABINE ROYALTY TRUST
filed 1998-05-11
CIK 710752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1998
                                                --------------

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

Number of units of beneficial interest outstanding at May 11, 1998:
14,579,345

                              Page 1 of 13 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements.

      The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1998, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank of Texas, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 1998, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 6, 1998

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                               MARCH 31,
                                                 1998       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1997
------                                 -----  ------------  ------------

Cash and short-term investments                $3,138,334     $3,857,558
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,457,911 and
  $19,315,915 at
  March 31, 1998 and
  December 31, 1997)                       1    2,937,274      3,079,270
                                               ----------    -----------

TOTAL                                          $6,075,608     $6,936,828
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  166,529     $  222,322
Other payables                             4      324,357        774,399

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,584,722      5,940,107
                                               ----------    -----------

TOTAL                                          $6,075,608     $6,936,828
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------

                              NOTES     1998               1997
                              -----   ----------        ----------

Royalty income                        $7,765,806        $7,440,234
Interest income                           51,856            41,797
                                      ----------        ----------
Total                                  7,817,662         7,482,031
General and administrative
 expenses                               (372,936)         (363,612)
                                      ----------        ----------

Distributable income                  $7,444,726        $7,118,419
                                      ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)
                              1,3,5   $      .51        $      .49
                                      ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

--------------------------------------------------------------------------

SABINE ROYALTY TRUST
--------------------

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                           NOTE      1998             1997
                           ----  -----------     ------------

Trust corpus, beginning
 of period                       $ 5,940,107      $ 5,885,543
Amortization of royalty
 interests                          (141,996)        (129,737)
Distributable income               7,444,726        7,118,419
Distributions                3    (7,658,115)      (6,914,891)
                                 -----------     ------------

Trust corpus, end
 of period                       $ 5,584,722      $ 5,959,334
                                 ===========     ============

Distributions per unit
 (14,579,345 units)
                             3   $       .53     $        .47
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

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Impairment
     ----------

     Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1998, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------

                  April 15          April 29      $.18210
                  May 15            May 29        $.12215

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 1998 was $7,444,726 or $.51 per Unit. Royalty income amounted to $7,765,806 while interest income was $51,856. General and administrative expenses totaled $372,936.

     Distributions during the period were $.19698, $.18597 and $.14231 per Unit to Unit holders of record on January 15, February 17 and March 16, 1998, respectively.

     Royalty income for the quarter ended March 31, 1998 increased approximately $326,000 or 4% compared with the first quarter of 1997, due to the net effect of an increase in oil and gas production and a decline in oil and gas prices in the first quarter of 1998 compared to the same quarter a year ago. Compared to the preceding quarter ended December 31, 1997, royalty income increased approximately $1,965,000. The increase was due in part to an increase in oil and gas production, offset somewhat by a decline in oil and gas prices, in the first quarter of this year, and to the payment of ad valorem taxes of approximately $931,000 in the fourth quarter of 1997.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                        --------------------------------------------------------
                        March 31, 1998       March 31, 1997    December 31, 1997
Production
  Oil (Bbls)                 161,613              150,880            149,728
  Gas (Mcfs)               2,325,765            1,638,605          1,702,990

Average Price
  Oil (per bbl)               $15.47               $20.68             $17.76
  Gas (per Mcf)                $2.13                $2.90              $2.53

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 1998 increased approximately $10,100 compared with the first quarter of 1997 due to an increase in short term interest rates. Compared to the quarter ended December 31, 1997, interest income increased approximately $18,400 due to an increase in funds available for investment.

     General and administrative expenses for the quarter ended March 31, 1998 increased approximately $9,300 compared to the same quarter of 1997 due to the timing of payment of printing and certain other costs associated with the Trust's year-end reporting. Compared to the preceding quarter ended December 31, 1997, general and administrative expenses increased approximately $56,300 due primarily to the payment in the first quarter of certain costs related to the preparation and distribution of annual year-end information to Unit holders.

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

Date:  May 11, 1998

    (The Trust has no directors or executive officers.)