Form 10-Q
period 1998-06-30
SABINE ROYALTY TRUST
filed 1998-08-11
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1998
                                                -------------

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

                                 Trust Division
                               NationsBank, N.A.
                               NationsBank Plaza
                                901 Main Street
                                   17th Floor
                              Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip Code)

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

Number of units of beneficial interest outstanding at August 11, 1998:
14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1998, the distributable income for the three-month and six-month periods ended June 30, 1998 and 1997 and the changes in trust corpus for the six-month periods ended June 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 1998, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1998 and 1997 and changes in trust corpus for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 10, 1998

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                               JUNE 30,
                                                 1998       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1997
------                                 -----  -----------   ------------

Cash and short-term investments                $2,267,147     $3,857,558
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,583,532 and
  $19,315,915 at
  June 30, 1998 and
  December 31, 1997)                       1    2,811,653      3,079,270
                                               ----------    -----------

TOTAL                                          $5,078,800     $6,936,828
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $   92,758     $  222,322
Other payables                             4      423,315        774,399

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,562,727      5,940,107
                                               ----------    -----------

TOTAL                                          $5,078,800     $6,936,828
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                      THREE MONTHS ENDED JUNE 30,
                                      ----------------------------

                              NOTES      1998              1997
                              -----   ----------        ----------

Royalty income                        $5,687,694        $6,792,610
Interest income                           39,275            48,109
                                      ----------        ----------
Total                                  5,726,969         6,840,719
General and administrative
 expenses                               (341,215)         (333,452)
                                      ----------        ----------

Distributable income                  $5,385,754        $6,507,267
                                      ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5   $      .37        $      .45
                                      ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        SIX MONTHS ENDED JUNE 30,
                                      ----------------------------

                              NOTES      1998              1997
                              -----   ----------        ----------

Royalty income                        $13,453,500       $14,232,844
Interest income                            91,131            89,906
                                      -----------       -----------
Total                                  13,544,631        14,322,750
General and administrative
 expenses                                (714,151)         (697,064)
                                      -----------       -----------

Distributable income                  $12,830,480       $13,625,686
                                      ===========       ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5   $       .88       $       .93
                                      ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                  SIX MONTHS ENDED JUNE 30,
                                 ----------------------------
                           NOTE      1998             1997
                           ----  -----------     ------------

Trust corpus, beginning
 of period                      $  5,940,107     $  5,885,543
Amortization of royalty
 interests                          (267,617)        (278,105)
Distributable income              12,830,480       13,625,686
Distributions                3   (13,940,243)     (13,602,517)
                                ------------     ------------

Trust corpus, end
 of period                      $  4,562,727     $  5,630,607
                                ============     ============

Distributions per unit
 (14,579,345 units)          3  $        .96     $        .93
                                ============     ============

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

      NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as trustee (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

     Impairment

      The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------
                  July 15           July 29      $.12033
                  August 17         August 31    $.14098

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 1998 was $5,385,754 or $.37 per Unit. Royalty income amounted to $5,687,694 while interest income was $39,275. General and administrative expenses totaled $341,215.

     Distributions during the period were $.18210, $.12215 and $.12663 per Unit to Unit holders of record on April 15, May 15 and June 15, 1998, respectively.

     Royalty income for the quarter ended June 30, 1998 decreased approximately $1,105,000 or 16% compared with the second quarter of 1997, due to a decrease in oil production and a decline in oil and gas prices in the second quarter of 1998 compared to the same quarter a year ago. Compared to the preceding quarter ended March 31, 1998, royalty income decreased approximately $2,078,000. The decrease was due to a decline in oil and gas production and oil and gas prices in the second quarter of this year. Royalty income for the six-month period ended June 30, 1998 decreased approximately 779,000 or 5% due to a decline in oil and gas prices, partially offset by an increase in gas production.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                            Three-Months Ended
                        --------------------------------------------------------
                         June 30, 1998        June 30, 1997      March 31, 1998
Production
  Oil (Bbls)                 144,823              164,001            161,613
  Gas (Mcfs)               2,046,477            1,925,203          2,325,765

Average Price
  Oil (per bbl)           $    12.58           $    19.02         $    15.47
  Gas (per Mcf)           $     2.11           $     2.33         $     2.13

                                  Six-Months Ended
                        -----------------------------------
                         June 30, 1998        June 30, 1997
Production
  Oil (Bbls)                 306,436              314,881
  Gas (Mcfs)               4,372,241            3,563,808

Average Price
  Oil (per bbl)           $    14.11           $    19.81
  Gas (per Mcf)           $     2.12           $     2.59

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 1998 decreased approximately $8,800 compared with the second quarter of 1997 due to a decrease in funds available for investment. Compared to the quarter ended March 31, 1998, interest income decreased approximately $12,600 due to a decrease in funds available for investment. Interest income for the six-month period ended June 30, 1998 increased by approximately $1,200 as compared to the same period in 1997 due to an increase in interest rates.

     General and administrative expenses for the quarter ended June 30, 1998 increased approximately $7,800 compared to the same quarter of 1997 due to the timing of payment of printing and certain other costs associated with the Trust's year-end reporting. Compared to the preceding quarter ended March 31, 1998, general and administrative expenses decreased approximately $31,700 due primarily to the payment in the first quarter of certain costs related to the preparation and distribution of annual year-end information to Unit holders. General and administrative expenses increased approximately $17,100 for the six months ended June 30, 1998 compared to the same period in 1997 due primarily to the timing of payment of printing and certain other costs associated with the Trust's year-end reporting.

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

     The Trust is reliant on the performance of third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether third party vendors will successfully address the Year 2000 issue. Failure to successfully address the Year 2000 issue by third party vendors could have a material adverse impact on the Trust and its Unit holders. The Trust is taking certain steps to ensure that the systems that it has in its direct control are being addressed and will be ready for Year 2000. The Trustee does not believe that the cost of these efforts will be material.

Forward Looking Statements

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

                          PART II - OTHER INFORMATION

Item 5.  Other Information.

     Effective May 6, 1998, NationsBank of Texas, N.A., of Dallas, Texas, merged with NationsBank, N.A., of Charlotte, North Carolina. NationsBank, N.A., as survivor of the merger, has assumed by operation of law all rights, properties and interests of NationsBank of Texas, N.A., including all rights and interests as trustee, executor or administrator or in other fiduciary capacities, in the same manner and to the same extent as such rights, properties and interests were held by NationsBank of Texas, N.A. at the time of the merger. In accordance with applicable law and the provisions of the Trust Agreement, NationsBank, N.A., as successor to NationsBank of Texas, N.A., now serves as Trustee of the Trust and as escrow agent. NationsBank, N.A. is performing such functions through its Dallas, Texas, branch office, which is the former principal office of NationsBank of Texas, N.A.

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


                                    SABINE ROYALTY TRUST

                                    By: NationsBank, N.A.
                                        (as successor), Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Vice President and
                                        Trust Administrator

Date:  August 11, 1998

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule