Form 10-Q
period 1998-09-30
SABINE ROYALTY TRUST
filed 1998-11-06
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

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

Number of units of beneficial interest outstanding at November 6, 1998:
14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1998, the distributable income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the changes in trust corpus for the nine-month periods ended September 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank, N.A., as Trustee
  of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 1998, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1998 and 1997 and changes in trust corpus for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 6, 1998

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                             SEPTEMBER 30,
                                                 1998       DECEMBER 31,
ASSETS                                 NOTES  (UNAUDITED)       1997
------                                 -----  -----------   ------------

Cash and short-term investments                $2,643,159     $3,857,558
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,714,220 and
  $19,315,915 at
  September 30, 1998 and
  December 31, 1997)                       1    2,680,965      3,079,270
                                               ----------    -----------

TOTAL                                          $5,324,124     $6,936,828
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $   95,490     $  222,322
Other payables                             4      679,716        774,399

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,548,918      5,940,107
                                               ----------    -----------

TOTAL                                          $5,324,124     $6,936,828
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                      THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------

                              NOTES        1998              1997
                              -----     ----------        ----------

Royalty income                          $5,919,091        $5,654,003
Interest income                             36,929            38,673
                                        ----------        ----------
Total                                    5,956,020         5,692,676
General and administrative
 expenses                                 (276,627)         (336,524)
                                        ----------        ----------

Distributable income                    $5,679,393        $5,356,152
                                        ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      .39        $      .37
                                        ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        NINE MONTHS ENDED SEPTEMBER 30,
                                      ---------------------------------

                              NOTES      1998                  1997
                              -----   ----------            ----------

Royalty income                        $19,372,591           $19,886,847
Interest income                           128,060               128,579
                                      -----------           -----------
Total                                  19,500,651            20,015,426
General and administrative
 expenses                                (990,778)           (1,033,588)
                                      -----------           -----------

Distributable income                  $18,509,873           $18,981,838
                                      ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5   $      1.27           $      1.30
                                      ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      1998                 1997
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,940,107         $  5,885,543
Amortization of royalty
 interests                          (398,305)            (442,552)
Distributable income              18,509,873           18,981,838
Distributions                3   (19,502,757)         (19,600,127)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,548,918         $  4,824,702
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.34         $       1.34
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


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------
                  October 15        October 29     $.12848
                  November 16       November 30    $.08986

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 1998 was $5,679,393 or $.39 per Unit. Royalty income amounted to $5,919,091 while interest income was $36,929. General and administrative expenses totaled $276,627.

     Distributions during the period were $.12033, $.14098 and $.12021 per Unit to Unit holders of record on July 15, August 17 and September 15, 1998, respectively.

     Royalty income for the quarter ended September 30, 1998 increased approximately $265,100 or 5% compared with the third quarter of 1997, due to an increase in oil and gas production, largely offset by a significant decline in oil prices in the third quarter of 1998 compared to the same quarter last year. Compared to the prior quarter ended June 30, 1998, royalty income increased approximately $231,400 or 4% due to an increase in oil and gas production offset somewhat by a decline in oil prices in the third quarter of this year. Royalty income for the nine-month period ended September 30, 1998 decreased approximately $514,300 or 3%, as compared to the same period in 1997. The decline was due to lower oil and gas prices, partially offset by an increase in gas production.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                            Three-Months Ended
                        ----------------------------------------------------------
                        September 30, 1998     September 30, 1997    June 30, 1998
Production
  Oil (Bbls)                 151,209                 150,367              144,823
  Gas (Mcfs)               2,125,753               1,899,273            2,046,477

Average Price
  Oil (per bbl)           $    11.87              $    17.60           $    12.58
  Gas (per Mcf)           $     2.14              $     2.12           $     2.11

                                   Nine-Months Ended
                        ----------------------------------------
                        September 30, 1998    September 30, 1997
Production
  Oil (Bbls)                 457,645              465,248
  Gas (Mcfs)               6,497,994            5,463,081

Average Price
  Oil (per bbl)           $    13.37           $    19.10
  Gas (per Mcf)           $     2.13           $     2.43

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 1998 decreased approximately $1,700 compared with the third quarter of 1997. Compared to the quarter ended June 30, 1998 interest income declined approximately $2,300. Interest income for the nine-month period ended September 30, 1998 was essentially unchanged from the same period in 1997. The interest income decline between the periods discussed above was due to the timing of funds available for investment, as interest rates remained substantially unchanged.

     General and administrative expenses for the quarter ended September 30, 1998 decreased approximately $59,900 compared with the third quarter of 1997 due to the payment in the third quarter of 1997 of costs related to the electronic recreation and storage of historical trust documents, and to a decline in fees paid to NationsBank, N.A. in its capacity as Trustee and Escrow Agent for the Trust. Compared to the preceding quarter ended June 30, 1998, general and administrative expenses decreased approximately $64,600 due to the payment in the second quarter of 1998 of various costs related to the Trust's year-end reporting. General and administrative expenses decreased approximately $42,800 for the nine-month period ended September 30, 1998 compared to the same period in 1997 due to the aforementioned documentation costs.

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified its primary system that is vulnerable to the Year 2000 issue: its General Ledger/Accounts Payable System. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

     The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, including Trust Mineral Management Systems (TMMS), for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the last quarter of 1998 and the [first quarter] of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

     The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, will be contacted before January 1, 1999, to determine their Year 2000 status.

     The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's systems will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

     The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant capital expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related capital expenditures on behalf of the Trust during 1998 and 1999. These expenses will be paid as an expense.

     Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold [operating and/or working interests] with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who [pay royalties to the Trust] to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make any distributions to Unit holders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unit holders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unit holders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

     The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete and that its remediation is approximately 90% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse effect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

     Certain of the statements made above regarding the Trustee's Year 2000 program are forward-looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated.

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

Date:  November 6, 1998

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule