Form 10-Q/A
period 1998-09-30
SABINE ROYALTY TRUST
filed 1998-11-13
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A
                               (Amendment No. 1)

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

     Royalty income for the quarter ended September 30, 1998 increased approximately $265,100 or 5% compared with the third quarter of 1997, due to an increase in oil and gas production, largely offset by a significant decline in oil prices in the third quarter of 1998 compared to the same quarter last year. Compared to the prior quarter ended June 30, 1998, royalty income increased approximately $231,400 or 4% due to an increase in oil and gas production offset somewhat by a decline in oil prices in the third quarter of this year. Royalty income for the nine-month period ended September 30, 1998 decreased approximately $514,300 or 3%, as compared to the same period in 1997. The decline was due to lower oil prices, partially offset by an increase in gas production.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                            Three-Months Ended
                        ----------------------------------------------------------
                        September 30, 1998     September 30, 1997    June 30, 1998
Production
  Oil (Bbls)                 151,209                 150,367              144,823
  Gas (Mcfs)               2,093,695               1,899,273            2,046,477

Average Price
  Oil (per bbl)           $    11.87              $    17.60           $    12.58
  Gas (per Mcf)           $     2.14              $     2.12           $     2.11

                                   Nine-Months Ended
                        ----------------------------------------
                        September 30, 1998    September 30, 1997
Production
  Oil (Bbls)                 457,645              465,248
  Gas (Mcfs)               6,465,936            5,463,081

Average Price
  Oil (per bbl)           $    13.37           $    19.10
  Gas (per Mcf)           $     2.13           $     2.43

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

     The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, including Trust Mineral Management Systems (TMMS), for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the last quarter of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

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

     The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenditures will be expensed within the financial statements of the Trust.

     Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating and/or working interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make any distributions to Unit holders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unit holders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unit holders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

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

Date:  November 13, 1998

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule