Form 10-K405
period 1998-12-31
SABINE ROYALTY TRUST
filed 1999-03-31
CIK 710752

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO
                                                  ------    ------

                         COMMISSION FILE NUMBER: 1-8424

                              SABINE ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                       75-6297143
      (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

              TRUST DIVISION
             NATIONSBANK, N.A.
             NATIONSBANK PLAZA
                 17TH FLOOR
              901 MAIN STREET
               DALLAS, TEXAS                                      75202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 209-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                           -------------------
     UNITS OF BENEFICIAL INTEREST                    NEW YORK STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

     At March 15, 1999, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $194,998,739.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                     PART I
Item  1.   Business .....................................................................     1
           Description of the Trust .....................................................     1
             Assets of the Trust ........................................................     2
             Liabilities of the Trust ...................................................     2
             Duties and Limited Powers of Trustee .......................................     2
             Liabilities of Trustee .....................................................     2
             Duration of Trust ..........................................................     3
             Voting Rights of Unit Holders ..............................................     3
             Description of Units .......................................................     3
             Distributions of Net Income ................................................     4
             Transfer ...................................................................     4
             Reports to Unit Holders ....................................................     4
             Liability of Unit Holders ..................................................     4
             Possible Divestiture of Units ..............................................     5
           Federal Taxation .............................................................     5
           State Law and Tax Considerations .............................................     6
             Regulation and Prices ......................................................     7
             Regulation .................................................................     7
             Prices .....................................................................     8
Item  2.   Properties ...................................................................     9
           Title ........................................................................     9
            Reserves ....................................................................     9
Item  3.   Legal Proceedings ............................................................    13
Item  4.   Submission of Matters to a Vote of Security Holders ..........................    13

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters ........    13
Item  6.   Selected Financial Data  .....................................................    13
Item  7.   Trustee's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................    14
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk ...................    15
Item  8.   Financial Statements and Supplementary Data ..................................    16
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................    26

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ...........................    26
Item 11.   Executive Compensation .......................................................    26
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............    26
Item 13.   Certain Relationships and Related Transactions ...............................    27

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............    27

                                     PART I




ITEM 1.   BUSINESS.

                            DESCRIPTION OF THE TRUST

       Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. ("InterFirst"), as trustee. The current trustee of the Trust is NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) ("NationsBank"). In accordance with the successor trustee provisions of the Trust Agreement, NationsBank, as trustee of the Trust (the "Trustee"), is subject to all the terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at NationsBank Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202. The telephone number of the Trust is (214) 209-2400.

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

LIABILITIES OF THE TRUST

       Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 1998 were $1,296,735 of which, pursuant to the terms of the Trust Agreement, $196,546 was paid to NationsBank, as Trustee, and $589,647 was paid to NationsBank, as escrow agent.

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


                              DESCRIPTION OF UNITS

       Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 1999, there were 14,579,345 Units outstanding.

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

       Chase Mellon Shareholder Services serves as transfer agent and registrar for the Units.

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

       The Trust's average per barrel oil price decreased from $18.77 in 1997 to $12.72 in 1998. The Trustee believes that the lower average price per barrel of crude oil realized by the Trust in 1998 can be attributed to a worldwide decline in oil prices that continued throughout 1998.

       Natural Gas

       Substantial competition in the natural gas marketplace continued in 1998. Competition with alternative fuels and excess gas supplies persists. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 1998 on natural gas volumes sold of $1.96 per Mcf represented a decrease from the $2.45 per Mcf received in 1997, due largely to a relatively mild winter and declining gas prices in the latter part of 1998.

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

       The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 1998.


                                              Mineral and Royalty
                                            -------------------------
            State                           Gross Acres     Net Acres
            -----                           -----------     ---------
  Florida .................................      5,448           697
  Louisiana ...............................    244,391        23,682
  Mississippi .............................     75,489         9,713
  New Mexico ..............................    112,294         9,141
  Oklahoma ................................    381,538        67,558
  Texas ...................................  1,273,132       105,760
                                             ---------     ---------
  Total ...................................  2,092,292       216,551
                                             =========     =========

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

RESERVES

       The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 1999 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DEGOLYER AND MACNAUGHTON
                                ONE ENERGY SQUARE
                               DALLAS, TEXAS 75206

                                 March 4, 1999


NationsBank, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

       Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 1999, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. NationsBank, N.A. (NationsBank) acts as trustee of the Trust.

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

       Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the state of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 29 PERCENT of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

       Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 1998. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests owned by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributable to the leasehold interests according to processing agreements.

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

       The development status shown herein represents the status applicable on January 1, 1999. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 1998, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 1999, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 1999. In most fields, this required that the production rates be estimated for up to 4 months since production data were available only through August 1998.

       Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rate projected.

       Net proved reserves, as of January 1, 1999, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                              PROVED DEVELOPED            PROVED UNDEVELOPED
                                 RESERVES                      RESERVES
                              ----------------            ------------------
                            OIL,                          OIL,
                         CONDENSATE,      SALES       CONDENSATE,      SALES
     STATE              AND NGL (bbl)   GAS (Mcf)     AND NGL (bbl)   GAS (Mcf)
     -----              ------------   ----------     ------------    ---------
Florida ...........         94,319        105,705              0              0
Louisiana .........         73,598      2,585,181              0              0
Mississippi .......         99,289      2,198,614              0              0
New Mexico ........        283,365      2,137,696              0              0
Oklahoma ..........        590,797      9,459,119              0              0
Texas .............      5,064,944     22,567,642              0              0
                        ----------     ----------     ----------     ----------
         TOTAL ....      6,206,312     39,053,957              0              0

       Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 1998. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

       Revenue values in this report were estimated using the initial prices and costs provided by NationsBank. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are based on receipts by the Trust in December 1998 and NationsBank has represented that the prices used herein are those that the Trust could reasonably expect to receive. The assumptions used for estimating future prices and costs are as follows:

       Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

       Oil, condensate, natural gas liquids, and natural gas prices were furnished by NationsBank. These prices are based on receipts by the Trust in December 1998 and are held constant for the lives of the properties.

       A projection of the estimated future net revenue from the properties appraised, as of January 1, 1999, based on the aforementioned assumptions concerning prices and costs is summarized as follows:


YEAR ENDING
DECEMBER 31                                      FUTURE NET REVENUE $
------------                                     --------------------
    1999 .....................................       16,399,212
    2000 .....................................       13,649,675
    2001 .....................................       11,508,370
                                                    -----------
    SUBTOTAL .................................       41,557,257
    REMAINING ................................       86,911,547
                                                    -----------
      TOTAL ..................................      128,468,804


       The present worth of future net revenue, as of January 1, 1999, is estimated to be $71,413,818.

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

       In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a)(1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserve information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of NationsBank and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 29 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

                             ----------------------


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

       The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 1999 will be approximately $1,350,000.

       The present worth of future net revenue of the Trust`s proved developed reserves declined from $104,912,482 at January 1, 1998 to $71,413,818. This decline resulted primarily from a decline in the oil and gas prices used in the calculation of such amount, from $17.81 per barrel of oil and $2.7161 per Mcf of gas at January 1, 1998 to $10.82 per barrel of oil and $1.8508 per Mcf of gas at January 1, 1999. Subsequent to year end, the price of oil increased significantly. As of March 15, 1999, published oil prices were approximately $14.48 per barrel. The use of such price, as compared to $10.82 per barrel, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows.

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

                                     Sales Price         Distributions
                              ------------------------   -------------
1998                             High           Low        Per Unit
-------------------------     ----------    ----------   -------------
First Quarter ...........     $   15.188    $   13.000   $      .52526
Second Quarter ..........         16.563        14.000          .43088
Third Quarter ...........         16.500        14.375          .38152
Fourth Quarter ..........         15.750        11.750          .31600


1997
-------------------------     ----------    ----------   -------------
First Quarter  ..........     $   13.375    $   11.750   $      .47428
Second Quarter ..........         14.625        12.500          .45869
Third Quarter ...........         16.438        14.125          .41136
Fourth Quarter ..........         17.000        12.625          .30023
-------------------------     ----------    ----------   -------------

At March 15, 1999, there were 14,579,345 Units outstanding and approximately 3,354 Unit holders of record.

ITEM 6.   SELECTED FINANCIAL DATA.

Years Ended December 31                              1998           1997            1996             1995             1994
--------------------------------------------     -----------     -----------     -----------     -----------     -----------
Royalty Income ..............................     $24,075,260     $25,688,064     $22,173,492     $16,088,936     $18,669,739
Distributable Income ........................      22,941,409      24,499,892      20,972,323      14,829,839      17,441,297
Distributable Income per Unit ...............            1.57            1.68            1.44            1.02            1.20
Total Assets at Year End ....................       4,766,116       6,936,828       6,868,761       6,598,427       7,172,645
Distributions per Unit ......................            1.65            1.64            1.37            1.03            1.20
--------------------------------------------     -----------     -----------     -----------     -----------     -----------

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

       Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 1998.

       Royalty income during 1998 decreased approximately $1,613,000, or 6.3 percent, compared to 1997 royalty income, which had increased approximately $3,515,000, or 15.9 percent, from 1996 royalty income.

       Revenues generated by sales of oil and gas decreased in 1998 from 1997 as a result of lower oil and gas prices offset somewhat by an increase in volumes of oil and natural gas sold. Gas volumes increased from 7,154,510 thousand cubic feet ("Mcf") in 1997 to 9,119,288 Mcf in 1998, after increasing from 6,565,302 in 1996. The average price per Mcf of gas received by the Trust decreased from $2.45 in 1997 to $1.96 in 1998, after increasing from $1.98 in 1996. The Trustee believes that normal market forces and a relatively mild winter during the fourth quarter of 1998 resulted in lower gas prices.

       Oil volumes sold increased to 629,011 barrels in 1998 from 614,976 barrels in 1997, having decreased from 660,521 barrels in 1996. The effect of this minor volume increase was negated by a significant decline in the average price per barrel received by the Trust to $12.72 in 1998 from $18.77 in 1997 and $17.31 in 1996. An oversupply in domestic oil volumes and the effect of volatile world market conditions contributed to a decline in prices throughout 1998.

       Interest income remained relatively unchanged in 1998 compared to 1997. General and administrative expenses declined in 1998 compared to 1997 largely due to non-recurring costs associated with the retention and storage of historical trust documents incurred during 1997. General and administrative expenses were relatively unchanged in 1997 compared 1996.

YEAR 2000 ISSUE

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified the General Ledger/Accounts Payable System as its primary system that is vulnerable to the Year 2000 issue. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

       The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid during the last quarter of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

       The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, have been contacted to determine their Year 2000 status.

       The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

       The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenses will be treated as Trust expenses on the financial statements of the Trust.

       Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

       The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND NATIONSBANK, N.A., TRUSTEE:

       We have audited the statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 1998 and 1997, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 2.




/SIG/ DELOITTE & TOUCHE LLP


Dallas, Texas
March 29, 1999

                              FINANCIAL STATEMENTS
                              SABINE ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                 December 31,
                                                                           -------------------------
                                                                              1998           1997
                                                                           ----------     ----------
ASSETS
Cash and short-term investments ......................................     $2,132,011     $3,857,558
Royalty interests in oil and gas
  properties less accumulated
  amortization of and 19,761,080 (1998) and
  $19,315,915 (1997) .................................................      2,634,105      3,079,270
                                                                           ----------     ----------
Total ................................................................     $4,766,116     $6,936,828
                                                                           ==========     ==========
LIABILITIES AND TRUST CORPUS
Trust expenses payable ...............................................     $  140,756     $  222,322
Other payables (Note 4) ..............................................        299,215        774,399
Trust corpus (14,579,345 units of
  beneficial interest authorized
  and outstanding) ...................................................      4,326,145      5,940,107
                                                                           ----------     ----------
Total ................................................................     $4,766,116     $6,936,828
                                                                           ==========     ==========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                      Year Ended December 31,
                                                            -------------------------------------------
                                                               1998            1997           1996
                                                            -----------     -----------     -----------
Royalty income ........................................     $24,075,260     $25,688,064     $22,173,492
Interest income .......................................         162,884         162,059         142,079
                                                            -----------     -----------     -----------
Total .................................................      24,238,144      25,850,123      22,315,571
General and administrative
  expenses (Note 6) ...................................       1,296,735       1,350,231       1,343,248
                                                            -----------     -----------     -----------
Distributable income ..................................     $22,941,409     $24,499,892     $20,972,323
                                                            ===========     ===========     ===========
Distributable income per unit (Basic and
  Assuming Dilution) (14,579,345 units)
  (Note 1) ............................................     $      1.57     $      1.68     $      1.44
                                                            ===========     ===========     ===========
Distributions per unit
  (Note 3) ............................................     $      1.65     $      1.64     $      1.37
                                                            ===========     ===========     ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                            ------------------------------------------------
                                                                1998             1997             1996
                                                            ------------      ------------      ------------
Trust corpus, beginning of
  year ................................................     $  5,940,107      $  5,885,543      $  5,447,142
Amortization of royalty
  interests ...........................................         (445,165)         (467,768)         (543,094)
Distributable income ..................................       22,941,409        24,499,892        20,972,323
Distributions to unit
  holders (Note 3) ....................................      (24,110,206)      (23,977,560)      (19,990,828)
                                                            ------------      ------------      ------------
Trust corpus, end of year .............................     $  4,326,145      $  5,940,107      $  5,885,543
                                                            ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS

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

       NationsBank, N.A., as trustee (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

o The Trust shall not engage in any business or commercial activity of any kind or acquire assets other than those initially transferred to the Trust.

o The Trustee may not sell all or any part of its assets unless approved by the holders of a majority of the outstanding Units in which case the sale must be for cash and the proceeds, after satisfying all existing liabilities, promptly distributed to Unit holders.

o The Trustee may establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable.

o The Trustee will use reasonable efforts to cause the Trust and the Unit holders to recognize income and expenses on monthly record dates.

o The Trustee is authorized to borrow funds to pay liabilities of the Trust provided that such borrowings are repaid in full before any further distributions are made to Unit holders.

o The Trustee will make monthly cash distributions to Unit holders of record on the monthly record date (see Note 3).

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2.     ACCOUNTING POLICIES

BASIS OF ACCOUNTING

       The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles:

o Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by the Trust (see Note 1).

o Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

o Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

o Distributions to Unit holders are recognized when declared by the Trustee (see Note 3).

       The financial statements of the Trust differ from financial statements prepared in conformity with generally accepted accounting principles because of the following:

o Royalty income is recognized in the month received rather than in the month of production.

o Expenses other than those expected to be paid on the following monthly record date are not accrued.

o Amortization of the Royalties is shown as a reduction to Trust corpus and not as a charge to operating results.

o Reserves may be established for contingencies that would not be recorded under generally accepted accounting principles.

USE OF ESTIMATES

       The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

IMPAIRMENT

       Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There can be no assurance such a writedown will not occur.

NEW ACCOUNTING STANDARDS

       The Financial Accounting Standards Board ("FASB") issued, in June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Trust's adoption of SFAS No. 131 has no effect on the Trust's financial statements since the Trust operates in only one segment and solely within the United States.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. The Trust has not yet completed the process of evaluating the impact, if any, that will result from adopting this SFAS.

DISTRIBUTABLE INCOME PER UNIT

       Basic earnings per Unit is computed by dividing net income by the weighted average Units outstanding. Earnings per Unit assuming dilution is computed by dividing net income by the weighted average number of Units and equivalent Units outstanding. The Trust had no equivalent Units outstanding for any period presented. Basic and assuming dilution distributable income per Unit are the same.

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.     OTHER PAYABLES

       Other payables consist of the following:

December 31,                                             1998        1997
------------                                           --------     --------
Funds due to payors for royalties
  erroneously forwarded to the Trust .............     $     19     $  1,806

Royalty receipts in suspense pending
  verification of ownership interest or title ....      299,196     $772,593
                                                       --------     --------
Total ............................................     $299,215     $774,399
                                                       ========     ========

       The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5.     SUBSEQUENT EVENTS

       Subsequent to December 31, 1998, the Trust declared the following distributions:


             Monthly Record Date       Payment Date        Distribution per Unit
             -------------------       ------------        ---------------------
             January 15, 1999          January 29, 1999           $.11622

             February 16, 1999         February 26, 1999          $.11243

             March 15, 1999            March 29, 1999             $.05488

6.     TRUSTEE'S FEES AND EXPENSES

       Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:

                                     1998         1997        1996
                                   --------     --------     --------
Trustee's fee ................     $196,546     $203,962     $205,750
Escrow agent's fee ...........      589,647      611,895      617,264
                                   --------     --------     --------
Total fees and expenses ......     $786,193     $815,857     $823,014
                                   ========     ========     ========

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1998 and 1997 (in thousands, except per Unit amounts):


Calendar                           Royalty   Distributable    Distributable
Quarter                            Income        Income      Income per Unit
-------                            -------   -------------   ---------------
1998
First ........................     $ 7,766         $ 7,445       $     .51
Second .......................       5,688           5,386             .37
Third ........................       5,919           5,679             .39
Fourth .......................       4,702           4,431             .30
                                   -------         -------       ---------
                                   $24,075         $22,941            1.57
                                   =======         =======       =========
1997
----
First ........................     $ 7,440         $ 7,118       $     .49
Second .......................       6,793           6,507             .45
Third ........................       5,654           5,356             .37
Fourth .......................       5,801           5,519             .37
                                   -------         -------       ---------
                                   $25,688         $24,500       $    1.68
                                   =======         =======       =========

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

                                               Oil          Gas
                                            (Barrels)      (Mcf)
                                             -------      -------
January 1, 1996 ........................       5,538       36,449
  Revisions of previous estimates ......       1,010        2,980
  Production ...........................        (573)      (5,729)
                                             -------      -------
December 31, 1996 ......................       5,975       33,700
  Revisions of previous estimates ......         820        7,592
  Production ...........................        (612)      (6,927)
                                             -------      -------
December 31, 1997 ......................       6,183       34,365
  Revisions of previous estimates ......         656       13,427
  Production ...........................        (633)      (8,738)
                                             -------      -------
December 31, 1998                              6,206       39,054
                                             =======      =======

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


       Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):


                                       Oil       Gas
                                    (Barrels)   (Mcf)
                                    ---------   ------
Proved developed reserves:
January 1, 1996 ................      5,061     35,606
December 31, 1996 ..............      5,885     33,572
December 31, 1997 ..............      6,171     34,288
December 31, 1998 ..............      6,206     39,054


DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

       The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current oil and gas prices ($10.82 per bbl and $1.85 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.


December 31,                                              1998           1997          1996
------------                                           ---------      ---------      ---------
Future net cash inflows ..........................     $ 128,469      $ 187,364      $ 175,010
Discount of future net cash flows at 10% .........       (57,055)       (82,452)       (80,383)
                                                       ---------      ---------      ---------
Standardized measure of discounted
  future net cash flows ..........................     $  71,414      $ 104,912      $  94,627
                                                       =========      =========      =========


The change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                          1998           1997          1996
                                                       ---------      ---------      ---------
Standardized measure of discounted
  future net cash flows, January 1 ...............     $ 104,912      $  94,627      $  69,265
Royalty income, net of severance
  and ad valorem taxes ...........................       (24,075)       (25,688)       (22,173)
Changes in prices, net of related costs ..........       (35,640)         3,479         25,715
Revisions of previous estimates and other ........        15,726         23,031         14,894
Accretion of discount ............................        10,491          9,463          6,926
                                                       ---------      ---------      ---------
Standardized measure of discounted
  future net cash flows, December 31, ............     $  71,414      $ 104,912      $  94,627
                                                       =========      =========      =========

       Subsequent to year end, the price of oil increased significantly. As of March 15, 1999, published oil prices were approximately $14.48 per barrel. The use of such price, as compared to $10.82 per barrel, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE TRUSTEE ON BEHALF OF UNIT HOLDERS OF SABINE ROYALTY TRUST:

       We have audited the accompanying statements of fees and expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to NationsBank, N.A., as trustee and escrow agent, for the years ended December 31, 1998, 1997 and 1996. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

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

       In our opinion, the statements of fees and expenses audited by us present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to NationsBank, N.A., as trustee and escrow agent, for the years ended December 31, 1998, 1997 and 1996, in conformity with the Trust Agreement.



/SIG/ PRICE WATERHOUSE COOPERS LLP


Charlotte, North Carolina
March 29, 1999

                         STATEMENTS OF FEES AND EXPENSES
                         PAID BY SABINE ROYALTY TRUST TO
                              NATIONSBANK, N.A., AS
                 TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                   YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


                                               1998         1997         1996
                                             --------     --------     --------
Trustee's fee ..........................     $196,546     $203,962     $205,750
Escrow agent's fee .....................      589,647      611,895      617,264
                                             --------     --------     --------

Total fees paid ........................     $786,193     $815,857     $823,014
   Reimbursement for expenses ..........           --           --           --
                                             --------     --------     --------
Total fees and expenses paid
  to NationsBank, N.A ..................     $786,193     $815,857     $823,014

        The accompanying notes are an integral part of these statements.

NOTES

       1. Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation ("Sabine"), as trustor, and NationsBank, N.A. (the "Bank"), as successor trustee (the "Trustee"). Contemporaneously with the execution of the Trust Agreement, Sabine, the Trustee and a predecessor the Bank, as escrow agent (the "Escrow Agent"), entered into an escrow agreement which establishes an escrow (the "Escrow"). Prior to distribution of units of beneficial interest (the "Units") in the Trust to Sabine's shareholders, Sabine transferred to the Trust royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and other similar, non-participatory interests, in certain producing and proved undeveloped oil and gas properties in six states (the "Royalty Properties").

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

       3. The Bank did not earn a bonus for 1998, 1997 or 1996; therefore, none will be taken in 1999 and none was taken in 1998 or 1997.

       A total of $130,696 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1999 was based on expenses incurred in 1998. Of this amount, $68,807 is included in the 1998 statement and the remaining $61,889 will be included in the subsequent year's statement.

       Similarly, a total of $132,174 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1998 was based on expenses incurred in 1997. Of this amount, $65,084 was included in the 1997 statement, and the remaining $67,090 is reflected in the 1998 statement. A total of $145,397 of Trustee's fees and Escrow Agent's fees paid to the Bank in January and February 1997 was based on expenses incurred in 1996. Of this amount, $71,008 was included in the 1996 statement and the remaining $74,389 was included in the 1997 statement.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a) Security Ownership of Certain Beneficial Owners. As of March 29, 1999 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

       (b) Security Ownership of Management. The Trust has no directors or executive officers. NationsBank , N.A., the Trustee, held as of March 24, 1999 an aggregate of 167,811 Units in various fiduciary capacities, and it had sole voting and investment power with respect to none of such Units.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this report:

       1. Financial Statements (included in Item 8 of this report)

          Independent Auditors' report
          Statements of Assets, Liabilities and Trust Corpus at
          December 31, 1998 and 1997
          Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 1998
          Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 1998
          Notes to Financial Statements
          Report dated March 1, 1999 of the Trustee containing interim tax information for each of the 12 months in the year ending
          December 31, 1998.

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

              (b)*   --     Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New
                            Orleans, as trustee, and joined in by InterFirst
                            Bank Dallas, N.A., as trustee.

             (23)    --     Consent of DeGolyer and MacNaughton.

             (27)**  --     Financial Data Schedule.

-------------------------

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


                                           SABINE ROYALTY TRUST

                                           BY: NATIONSBANK, N.A.
                                               (as successor), Trustee


                                           By: /s/ RON E. HOOPER
                                               --------------------------------
                                               Ron E. Hooper
                                               Vice-President

Date:  March 30, 1999

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                                 EXHIBIT INDEX

      EXHIBIT NUMBER                         DESCRIPTION
      --------------                         -----------
       (4)    (a)*   --     Sabine Corporation Royalty Trust Agreement effective
                            as of December 31, 1982, by and between Sabine
                            Corporation and InterFirst Bank Dallas, N.A., as
                            trustee.

              (b)*   --     Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between
                            Sabine Corporation and Hibernia National Bank in New
                            Orleans, as trustee, and joined in by InterFirst
                            Bank Dallas, N.A., as trustee.

             (23)    --     Consent of DeGolyer and MacNaughton.

             (27)**  --     Financial Data Schedule.

             (99)    --     Report dated March 1, 1999 of the Trustee containing
                            interim tax information for each of the 12 months in
                            the year ending December 31, 1998.

-------------------------

* Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

**  Included with EDGAR version of Form 10-K only.