Form 10-Q
period 1999-03-31
SABINE ROYALTY TRUST
filed 1999-05-14
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1999
                                               --------------

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

                                 (214) 209-2400
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

Number of units of beneficial interest outstanding at May 14, 1999:
14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by NationsBank, N.A. d/b/a Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1999, the distributable income for the three-month periods ended March 31, 1999 and 1998 and the changes in trust corpus for the three-month periods ended March 31, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


NationsBank, N.A., d/b/a/ Bank of America, N.A. as Trustee of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 1999, and the related condensed statements of distributable income for the three-month periods ended March 31, 1999 and 1998 and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 29, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 11, 1999

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                               MARCH 31,    DECEMBER 31,
                                                 1999          1998
ASSETS                                 NOTES  (UNAUDITED)
------                                 -----  -----------   ------------

Cash and short-term investments                $2,959,615    $ 2,132,011
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,864,268 and
  $19,761,080 at
  March 31, 1998 and
  December 31, 1998)                       1    2,530,917      2,634,105
                                               ----------    -----------

TOTAL                                          $5,490,532    $ 4,766,116
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  104,408     $  140,756
Other payables                             4      485,426        299,215

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,900,698      4,326,145
                                               ----------    -----------

TOTAL                                          $5,490,532    $ 4,766,116
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------

                              NOTES        1999              1998
                              -----     ----------        ----------

Royalty income                          $5,162,744        $7,765,806
Interest income                             23,915            51,856
                                        ----------        ----------
Total                                    5,186,659         7,817,662
General and administrative
 expenses                                 (374,963)         (372,936)
                                        ----------        ----------

Distributable income                    $4,811,696        $7,444,726
                                        ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      .33        $      .51
                                        ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                 --------------------------------
                           NOTE      1999                 1998
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,326,145         $  5,940,107
Amortization of royalty
 interests                          (103,188)            (141,996)
Distributable income               4,811,696            7,444,726
Distributions                3    (4,133,955)          (7,658,115)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,900,698         $  5,584,722
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .28         $        .53
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

     NationsBank, N.A. d/b/a. Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustee (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 1999, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ---------------   -------    ------------
                  April 15          April 29       $.16292
                  May 17            May 28         $.09547

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 1999 was $4,811,696, or $.33 per Unit. Royalty income amounted to $5,162,744 while interest income was $23,915. General and administrative expenses totaled $374,963.

     Distributions during the period were $.11622, $.11243 and $.05488 per Unit to Unit holders of record on January 15, February 16 and March 15, 1999, respectively.

     Royalty income for the quarter ended March 31, 1999 decreased approximately $2,603,000, or 34%, compared with the first quarter of 1998, due to a decrease in oil and gas production and a decline in oil and gas prices in the first quarter of 1999 compared to the same quarter last year. Compared to the prior quarter ended December 31, 1998, royalty income increased approximately $460,000 or 10%. The increase was a result of the annual payment of ad valorem taxes of approximately $996,000 in the fourth quarter of 1998 and an increase in gas prices in the first quarter of this year. These increases were offset by a decrease in oil and gas production during the first quarter of 1999.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Quarter Ended
                        -----------------------------------------------------------
                        March 31, 1999         March 31, 1998     December 31, 1998
Production
  Oil (Bbls)                   141,669               161,613                171,366
  Gas (Mcfs)                 2,138,637             2,325,765              2,653,352

Average Price
  Oil (per bbl)           $      10.19            $    15.47           $      11.00
  Gas (per Mcf)           $       1.90            $     2.13           $       1.56

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 1999 decreased approximately $28,000 compared with the first quarter of 1998 due to a decrease in funds available for investment. Compared to the quarter ended December 31, 1998 interest income declined approximately $11,000 due to the timing of funds available for investment, as interest rates remained substantially unchanged.

     General and administrative expenses for the quarter ended March 31, 1999 were largely unchanged, having increased approximately $2,000 compared with the first quarter of 1998. Compared to the preceding quarter ended December 31, 1998, general and administrative expenses increased approximately $69,000 due to the payment in the first quarter of 1999 of various costs related to the Trust's year-end reporting to unitholders.

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified the General Ledger/Accounts Payable System as the primary system that is vulnerable to the Year 2000 issue. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

     The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, including Trust Mineral Management Systems (TMMS), for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid by the second quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

     The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, will be contacted to determine their Year 2000 status.

     The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's systems will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

     The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1999. These expenditures will be treated as Trust expenses on the financial statements of the Trust.

     Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating and/or working interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make any distributions to Unit holders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unit holders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., d/b/a. Bank of America, N.A. which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unit holders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

     The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete and that its remediation is approximately 90% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the second quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse effect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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


                                    SABINE ROYALTY TRUST

                                    By: NationsBank, N.A.
                                        (d/b/a Bank of America, N.A.) Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Vice President and
                                        Trust Administrator

Date:  May 14, 1999

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule