Form 10-Q
period 1999-06-30
SABINE ROYALTY TRUST
filed 1999-08-11
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 1999
                                               -------------

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

                                 Trust Division
                             Bank of America, N.A.
                             Bank of America Plaza
                                901 Main Street
                                   17th Floor
                              Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip Code)

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

Number of units of beneficial interest outstanding at August 1, 1999:
14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1999, the distributable income for the three-month and six-month periods ended June 30, 1999 and 1998 and the changes in trust corpus for the six-month periods ended June 30, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 1999, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1999 and 1998 and changes in trust corpus for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 9, 1999

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                               JUNE 30,     DECEMBER 31,
                                                 1999           1998
ASSETS                                 NOTES  (UNAUDITED)
------                                 -----  -----------   ------------

Cash and short-term investments                $2,728,451    $ 2,132,011
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $19,983,682 and
  $19,761,080 at
  June 30, 1999 and
  December 31, 1998)                       1    2,411,503      2,634,105
                                               ----------    -----------

TOTAL                                          $5,139,954    $ 4,766,116
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  129,788     $  140,756
Other payables                             4      431,676        299,215

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,578,490      4,326,145
                                               ----------    -----------

TOTAL                                          $5,139,954    $ 4,766,116
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,
                                        ----------------------------

                              NOTES        1999              1998
                              -----     ----------        ----------

Royalty income                          $5,078,494        $5,687,694
Interest income                             29,817            39,275
                                        ----------        ----------
Total                                    5,108,311         5,726,969
General and administrative
 expenses                                 (343,782)         (341,215)
                                        ----------        ----------

Distributable income                    $4,764,529        $5,385,754
                                        ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      .33        $      .37
                                        ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                              SIX MONTHS ENDED JUNE 30,
                                           ------------------------------

                                  NOTES        1999              1998
                                  -----    ------------      ------------

Royalty income                             $ 10,241,238      $ 13,453,500
Interest income                                  53,732            91,131
                                           ------------      ------------
Total                                        10,294,970        13,544,631
General and administrative
 expenses                                      (718,745)         (714,151)
                                           ------------      ------------

Distributable income                       $  9,576,225      $ 12,830,480
                                           ============      ============

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)               1,3,5    $        .66      $        .88
                                           ============      ============

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                    SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      1999                 1998
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,326,145         $  5,940,107
Amortization of royalty
 interests                          (222,602)            (267,617)
Distributable income               9,576,225           12,830,480
Distributions                3    (9,101,278)         (13,940,243)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,578,490         $  4,562,727
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .62         $        .96
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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 1999, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ----------        -------    ------------
                  July 15           July 29        $.14887
                  August 16         August 30      $.12545

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 1999 was $4,764,529, or $.33 per Unit. Royalty income amounted to $5,078,494 while interest income was $29,817. General and administrative expenses totaled $343,782.

     Distributions during the period were $.16292, $.09547 and $.08231 per Unit to Unit holders of record on April 15, May 17 and June 15, 1999, respectively.

     Royalty income for the quarter ended June 30, 1999 decreased approximately $609,000 or 11% compared with the second quarter of 1998 due to a decline in gas production and gas prices, somewhat offset by an increase in oil volumes and prices. Compared to the preceding quarter ended March 31, 1999 royalty income decreased approximately $84,000 or 2% due to the same above noted conditions. Royalty income for the six-month period ended June 30, 1999 decreased approximately $3,200,000 or 24% due to decreases in oil and gas production and prices.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -----------------------------------------------------------
                         June 30, 1999         June 30, 1998       March 31, 1999
Production
  Oil (Bbls)                   151,196               144,823              141,669
  Gas (Mcfs)                 1,864,173             2,046,477            2,138,637

Average Price
  Oil (per Bbl)           $      13.75            $    12.58         $      10.19
  Gas (per Mcf)           $       1.73            $     2.11         $       1.90

                                    Six-Months Ended
                         --------------------------------------
                         June 30, 1999            June 30, 1998
Production
  Oil (Bbls)                 292,865                  306,436
  Gas (Mcfs)               4,002,809                4,372,241

Average Price
  Oil (per Bbl)          $     12.02              $     14.11
  Gas (per Mcf)          $      1.82              $      2.12

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 1999 decreased approximately $9,500 compared with the second quarter of 1998 due to a decrease in funds available for investment. Compared to the quarter ended March 31, 1999, interest income increased approximately $5,900 due to an increase in funds available for investment. Interest income for the six-month period ended June 30, 1999 decreased by approximately $37,400 as compared to the same period in 1998 due to a decrease in funds available for investment and a decrease in interest rates.

     General and administrative expenses for the quarter ended June 30, 1999 remained substantially the same compared to the same quarter of 1998. Compared to the preceding quarter ended March 31, 1999, general and administrative expenses decreased approximately $31,200 due primarily to the payment in the first quarter of a claim settlement and a stock exchange listing fee. These costs were slightly off set by the payment of certain costs related to the preparation and distribution of annual year-end information to Unit holders and an increased floor space allocation charge by the Trustee during the second quarter. General and administrative expenses increased approximately $4,600 for the six months ended June 30, 1999 compared to the same period in 1998 due to the net effect of normal fluctuations in trust expenses.

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

     The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, including Trust Mineral Management Systems (TMMS), for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid by the third quarter of 1999. Of this amount, the Trustee expects to pay $2,000 for assessment of affected systems.

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

     Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating and/or working interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make any distributions to Unit holders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unit holders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of Bank of America, N.A. which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unit holders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

     The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification, assessment and remediation activities are substantially complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the third quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse effect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

                          PART II - OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk




Item 6.  Exhibits and Reports on Form 8-K.

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


                                    SABINE ROYALTY TRUST

                                    By: Bank of America, N.A.
                                        Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Vice President and
                                        Trust Administrator

Date:  August 10, 1999

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule