Form 10-Q
period 1999-09-30
SABINE ROYALTY TRUST
filed 1999-11-12
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999
                                               ------------------

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

Number of units of beneficial interest outstanding at November 1, 1999:
14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1999, the distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the changes in trust corpus for the nine-month periods ended September 30, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


Bank of America, N.A., as Trustee of Sabine Royalty Trust:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 1999, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998 and changes in trust corpus for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 8, 1999

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                             September 30,   DECEMBER 31,
                                                 1999           1998
ASSETS                                NOTES   (UNAUDITED)
------                                -----  -------------  -------------

Cash and short-term investments                $2,296,511    $ 2,132,011
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,086,341 and
  $19,761,080 at
  September 30, 1999 and
  December 31, 1998)                       1    2,308,844      2,634,105
                                               ----------    -----------

TOTAL                                          $4,605,355    $ 4,766,116
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  122,140     $  140,756
Other payables                             4      101,974        299,215

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,381,241      4,326,145
                                               ----------    -----------

TOTAL                                          $4,605,355    $ 4,766,116
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                      THREE MONTHS ENDED September 30,
                                      --------------------------------

                              NOTES        1999              1998
                              -----     ----------        ----------

Royalty income                          $6,252,819        $5,919,091
Interest income                             34,339            36,929
                                        ----------        ----------
Total                                    6,287,158         5,956,020
General and administrative
 expenses                                 (304,926)         (276,627)
                                        ----------        ----------

Distributable income                    $5,982,232        $5,679,393
                                        ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      .41        $      .39
                                        ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------

                                  NOTES        1999              1998
                                  -----    ------------      ------------

Royalty income                             $ 16,494,057      $ 19,372,591
Interest income                                  88,071           128,060
                                           ------------      ------------
Total                                        16,582,128        19,500,651
General and administrative
 expenses                                    (1,023,671)        (990,778)
                                           ------------      ------------

Distributable income                       $ 15,558,457     $ 18,509,873
                                           ============      ============

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)               1,3,5    $       1.07      $       1.27
                                           ============      ============

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      1999                 1998
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,326,145         $  5,940,107
Amortization of royalty
 interests                          (325,261)            (398,305)
Distributable income              15,558,457           18,509,873
Distributions                3   (15,178,100)         (19,502,757)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,381,241         $  4,548,918
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.04         $       1.34
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


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1999, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ----------        -------    ------------
                  October 15        October 29     $.14200
                  November 15       November 29    $.12950

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 1999 was $5,982,232, or $.41 per Unit. Royalty income amounted to $6,252,819 while interest income was $34,339. General and administrative expenses totaled $304,926.

     Distributions during the period were $.14887, $.12545 and $.14249 per Unit to Unit holders of record on July 15, August 16 and September 15, 1999, respectively.

     Royalty income for the quarter ended September 30, 1999 increased approximately $334,000, or 6%, compared with the third quarter of 1998 due to an increase in gas production, slightly offset by a decrease in gas prices. An increase in oil prices was somewhat offset by a decrease in oil production. Compared to the preceding quarter ended June 30, 1999, royalty income increased approximately $1,174,000, or 23%, due to an increase in gas production and increases in oil and gas prices. These increases were tempered by a decrease in oil production. Royalty income for the nine-month period ended September 30, 1999 decreased approximately $2,900,000, or 15%, compared to the nine-month period ended September 30, 1998 due to decreases in gas prices and decreases in production for both gas and oil. An increase in the average price for oil slightly offset the effect of the lower gas prices and lower production.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -------------------------------------------------------------
                        September 30, 1999     September 30, 1998       June 30, 1999
Production
  Oil (Bbls)                   141,668               151,209                151,196
  Gas (Mcfs)                 2,123,317             2,093,695              1,864,173

Average Price
  Oil (per Bbl)           $      17.86            $    11.87           $      13.75
  Gas (per Mcf)           $       1.99            $     2.14           $       1.73

                                    Nine-Months Ended
                         -----------------------------------------
                         September 30, 1999     September 30, 1998
Production
  Oil (Bbls)                 434,533                  457,645
  Gas (Mcfs)               6,126,126                6,465,936

Average Price
  Oil (per Bbl)          $     13.93              $     13.37
  Gas (per Mcf)          $      1.88              $      2.13

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 1999 decreased approximately $2,590 compared with the third quarter of 1998. Compared to the quarter ended June 30, 1999, interest income increased approximately $4,500 due to an increase in funds available for investment. Interest income for the nine-month period ended September 30, 1999 decreased by approximately $40,000 as compared to the same period in 1998 due to a decrease in funds available for investment and a decrease in interest rates.

     General and administrative expenses for the quarter ended September 30, 1999 increased by $28,300 compared to the same quarter of 1998 due to timing of expenses related to printing. Compared to the preceding quarter ended June 30, 1999, general and administrative expenses decreased approximately $38,900. The decreases were due primarily to the payment of certain costs related to the preparation and distribution of annual year-end information to Unitholders and an increased floor space allocation charge by the Trustee during the second quarter that were not incurred in the third quarter. General and administrative expenses increased approximately $32,900 for the nine months ended September 30, 1999 compared to the same period in 1998 due to the net effect of normal fluctuations in trust expenses.

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified the General Ledger/Accounts Payable System as the primary system that is vulnerable to the Year 2000 issue. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred very little other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

     The Trustee has identified and assessed other information technology ("IT") systems used in connection with the Trust as well as other systems, including Trust Mineral Management Systems (TMMS), for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid by the third quarter of 1999. Of this amount, the Trustee paid $2,000 for assessment of affected systems.

     The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, were contacted to determine their Year 2000 status and substantially all have responded to have addressed and resolved the issue within their companies.

     The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's systems will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with the Trust during 1999. Thus, the expenditures made in connection with the Year 2000 efforts described above represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during
1999.   These expenditures have been treated as Trust expenses on the financial statements of the Trust.

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

     The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification, assessment and remediation activities are substantially complete. All of its Year 2000 efforts related to the Trust's internal systems have been completed by the end of the third quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse effect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

Date:  November 12, 1999

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule