Form 10-K405
period 1999-12-31
SABINE ROYALTY TRUST
filed 2000-03-27
CIK 710752

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO
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

                TRUST DIVISION
            BANK OF AMERICA, N.A.
            BANK OF AMERICA PLAZA
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 2000, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $207,755,666.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                 PART I
Item 1.     Business....................................................     1
            Description of the Trust....................................     1
            Assets of the Trust.........................................     2
            Liabilities of the Trust....................................     2
            Duties and Limited Powers of Trustee........................     2
            Liabilities of Trustee......................................     3
            Duration of Trust...........................................     3
            Voting Rights of Unit Holders...............................     3
            Description of Units........................................     4
            Distributions of Net Income.................................     4
            Transfer....................................................     4
            Reports to Unit Holders.....................................     4
            Liability of Unit Holders...................................     5
            Possible Divestiture of Units...............................     5
            Federal Taxation............................................     6
            State Law and Tax Considerations............................     7
            Regulation and Prices.......................................     8
            Regulation..................................................     8
            Prices......................................................     9
Item 2.     Properties..................................................    10
            Title.......................................................    10
            Reserves....................................................    11
Item 3.     Legal Proceedings...........................................    16
Item 4.     Submission of Matters to a Vote of Security Holders.........    16

                                PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    17
Item 6.     Selected Financial Data.....................................    17
Item 7.     Trustee's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................    17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    19
Item 8.     Financial Statements and Supplementary Data.................    20
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    30

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........    30
Item 11.    Executive Compensation......................................    30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    30
Item 13.    Certain Relationships and Related Transactions..............    30

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    31

                                     PART I

ITEM 1. BUSINESS.

                            DESCRIPTION OF THE TRUST

     Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. ("InterFirst"), as trustee. The current trustee of the Trust is Bank of America, N.A. (as successor to NationsBank, N.A.) ("Bank of America"). In accordance with the successor trustee provisions of the Trust Agreement, Bank of America, as trustee of the Trust (the "Trustee"), is subject to all the terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the "Registrant") is located at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202. The telephone number of the Trust is (214) 209-2400.

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

     In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific
(USA)'s producing oil and gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific
(USA)'s ownership of such rights was not affected by the sale.

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

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 1999 were $1,434,829 of which, pursuant to the terms of the Trust Agreement, $219,408 was paid to Bank of America, as Trustee, and $658,234 was paid to Bank of America, as escrow agent.

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

     The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee has the power to borrow funds required to pay liabilities of the Trust as they become due and pledge or otherwise encumber the Trust's properties if it determines that the cash on hand is insufficient to pay such liabilities. Borrowings must be repaid in full before any further distributions are made to Unit holders. All distributable income of the Trust is distributed on a monthly basis. The Trustee is required to invest any cash being held by it for distribution on the next Distribution Date or as a reserve for liabilities in certificates of deposit, United States government securities or repurchase agreements secured by United States government securities. The Trustee furnishes Unit holders with periodic reports. See "Item 1 -- Description of Units -- Reports to Unit Holders".

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

LIABILITIES OF TRUSTEE

     The Trustee is to be indemnified out of the assets of the Trust for any liability, expense, claim, damage or other loss incurred by it in the performance of its duties unless such loss results from its negligence, bad faith or fraud or from its expenses in carrying out such duties exceeding the compensation and reimbursement it is entitled to under the Trust Agreement. The Trustee can be reimbursed out of the Trust assets for any liability imposed upon the Trustee for its failure to ensure that the Trust's liabilities are satisfiable only out of Trust assets. In no event will the Trustee be deemed to have acted negligently, fraudulently or in bad faith if it takes or suffers action in good faith in reliance upon and in accordance with the advice of parties considered to be qualified as experts on the matters submitted to them. The Trustee is not entitled to indemnification from Unit holders except in certain limited circumstances related to the replacement of mutilated, destroyed, lost or stolen certificates. See "Item 1 -- Description of Units -- Liability of Unit Holders".

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 2000, there were 14,579,345 Units outstanding.

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

     The transfer of Units by gift and the transfer of Units held by a decedent's estate, and distributions from the Trust in respect thereof, may be restricted under applicable state law. See "Item 1 -- State Law and Tax Considerations".

     Chase Mellon Shareholder Services serves as transfer agent and registrar for the Units.

REPORTS TO UNIT HOLDERS

     As promptly as practicable following the end of each fiscal year, the Trustee mails to each person who was a Unit holder on any Monthly Record Date during such fiscal year, a report showing in reasonable detail on a cash basis the receipts and disbursements and income and expenses of the Trust for federal and state tax purposes for each Monthly Period during such fiscal year and containing sufficient information to enable Unit holders to make all calculations necessary for federal and state tax purposes. As promptly as practicable following the end of each of the first three fiscal quarters of each year, the Trustee mails a report for such fiscal quarter showing in reasonable detail on a cash basis the assets and liabilities, receipts and disbursements, and income and expenses of the Trust for such fiscal quarter to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof. Within 120 days following the end of each fiscal year, or such shorter period as may be required by the New York Stock Exchange, the Trustee mails to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof, an annual report containing audited financial statements of the Trust and an audited statement of fees and expenses paid by the Trust to Bank of America, as Trustee and escrow agent. See "Federal Taxation" below.

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

     Unit holders of record on each Monthly Record Date are entitled to receive monthly distributions. See "Description of Units -- Distributions of Net Income" above. The terms of the escrow agreements and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his or her Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

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

     The Trust's average per barrel oil price increased from $12.72 in 1998 to $15.50 in 1999. The Trustee believes that the higher average price per barrel of crude oil realized by the Trust in 1999 can be attributed to a worldwide increase in oil prices that continued throughout 1999.

  Natural Gas

     Substantial competition in the natural gas marketplace continued in 1999. Competition with alternative fuels and excess gas supplies persists. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 1999 on natural gas volumes sold of $1.88 per Mcf represented a decrease from the $1.96 per Mcf received in 1998, due largely to a relatively mild winter and declining gas prices in the latter part of 1999.

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

     The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 1999.

                                                     MINERAL AND ROYALTY
                                                 ---------------------------
STATE                                            GROSS ACRES       NET ACRES
-----                                            -----------       ---------
Florida....................................           5,448             697
Louisiana..................................         244,391          23,682
Mississippi................................          75,489           9,713
New Mexico.................................         112,294           9,141
Oklahoma...................................         381,538          67,558
Texas......................................       1,273,132         105,760
                                                  ---------         -------
          Total............................       2,092,292         216,551
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

RESERVES

     The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2000 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DEGOLYER AND MACNAUGHTON
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                 March 3, 2000

Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

     Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2000, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

     Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

     Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 46 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

     Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 1999. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

          Proved -- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or by volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

          Developed -- Reserves that are recoverable from existing wells with current operating methods and expenses.

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

          Undeveloped -- Reserves that are recoverable from additional wells yet to be drilled.

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

     The development status shown herein represents the status applicable on January 1, 2000. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 1999, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2000, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2000. In some fields, this required that the production rates be estimated for up to 6 months since production data were available only through June 1999.

     Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rates projected.

     Net proved reserves, as of January 1, 2000, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                                           PROVED DEVELOPED        PROVED UNDEVELOPED
                                               RESERVES                 RESERVES
                                       ------------------------   ---------------------
                                          OIL,                       OIL,
                                       CONDENSATE,     SALES      CONDENSATE,    SALES
                                         AND NGL        GAS         AND NGL       GAS
STATE                                     (BBL)        (MCF)         (BBL)       (MCF)
-----                                  -----------   ----------   -----------   -------
Florida..............................      89,032        13,953          0            0
Louisiana............................      62,641     1,718,409          0            0
Mississippi..........................      94,578     3,694,182          0            0
New Mexico...........................     279,474     2,365,620          0            0
Oklahoma.............................     551,111     9,437,031          0            0
Texas................................   4,661,411    19,436,128     12,684      126,845
                                        ---------    ----------     ------      -------
          Total......................   5,738,247    36,665,323     12,684      126,845

     Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 1999. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

     Revenue values in this report were estimated using the initial prices and costs provided by Bank of America. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are based on receipts by the Trust in December 1999, and Bank of America has represented that the prices used herein are those that the Trust could reasonably expect to receive. The assumptions used for estimating future prices and costs are as follows:

  Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

     Oil, condensate, natural gas liquids, and natural gas prices were furnished by Bank of America. These prices are based on receipts by the Trust in December 1999 and are held constant for the lives of the properties.

     A projection of the estimated future net revenue from the properties appraised, as of January 1, 2000, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

YEAR                                                    FUTURE NET
ENDING                                                    REVENUE
DECEMBER 31,                                                ($)
------------                                            -----------
  2000...............................................    23,132,160
  2001...............................................    19,534,884
  2002...............................................    16,821,563
                                                        -----------
  Subtotal...........................................    59,488,607
  Remaining..........................................   136,785,278
                                                        -----------
            Total....................................   196,273,885

     The present worth of future net revenue, as of January 1, 2000, is estimated to be $105,512,400.

     Estimates of oil, condensate, NGL, and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 46 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

     The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2000 will be approximately $1,500,000.

     The present worth of future net revenue of the Trust's proved developed reserves increased from $71,413,818 at January 1, 1999 to $105,512,400. This increase resulted primarily from an increase in the oil and gas prices used in the calculation of such amount, from $10.82 per barrel of oil and $1.8508 per Mcf of gas at January 1, 1999 to $21.24 per barrel of oil and $2.4961 per Mcf of gas at January 1, 2000. Subsequent to year end, the price of oil continued to increase. As of March 15, 2000, published oil prices were approximately $30.73 per barrel. The use of such price, as compared to $21.24 per barrel, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows.

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

                                                        SALES PRICE
                                                    --------------------      DISTRIBUTIONS
                                                     HIGH          LOW          PER UNIT
                                                    -------      -------      -------------
1999
First Quarter.....................................  $14.500      $12.063         $.28353
Second Quarter....................................   15.375       13.063          .34070
Third Quarter.....................................   14.938       13.875          .41681
Fourth Quarter....................................   15.125       13.125          .36592
1998
First Quarter.....................................  $15.188      $13.000         $.52526
Second Quarter....................................   16.563       14.000          .43088
Third Quarter.....................................   16.500       14.375          .38152
Fourth Quarter....................................   15.750       11.750          .31600

     At March 15, 2000, there were 14,579,345 Units outstanding and approximately 3,170 Unit holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED
DECEMBER 31               1999          1998          1997          1996          1995
-----------            -----------   -----------   -----------   -----------   -----------
Royalty Income.......  $23,042,432   $24,075,260   $25,688,064   $22,173,492   $16,088,936
Distributable
  Income.............   21,725,812    22,941,409    24,499,892    20,972,323    14,829,839
Distributable Income
  per Unit...........         1.49          1.57          1.68          1.44          1.02
Total Assets at Year
  End................    5,474,918     4,766,116     6,936,828     6,868,761     6,598,427
Distributions per
  Unit...............         1.41          1.65          1.64          1.37          1.03

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 1999.

     Net royalty income during 1999 decreased approximately $1,033,000, or 4.3 percent, compared to 1998 net royalty income, which had decreased approximately $1,613,000, or 6.3 percent, from 1997 net royalty income.

     Revenues generated by sales of oil and gas decreased in 1999 from 1998 as a result of lower gas prices and lower oil and gas volumes offset somewhat by an increase in oil prices. Gas volumes decreased from 9,119,288 thousand cubic feet ("Mcf") in 1998 to 8,709,114 Mcf in 1999, after increasing from 7,154,510 in 1997. The average price per Mcf of gas received by the Trust decreased from $1.96 in 1998 to $1.88, after decreasing from $2.45 in 1997. The Trustee believes that normal market forces and a relatively mild winter during the fourth quarter of 1999 resulted in the lower gas prices.

     Oil volumes sold decreased to 581,236 barrels in 1999 from 629,011 barrels in 1998, having increased from 614,976 barrels in 1997. The effect of this volume decrease was negated by a significant increase in the average price per barrel received by the Trust to $15.50 in 1999 from $12.72 in 1998 which had decreased from $18.77 in 1997. The effect of volatile world market conditions contributed to the increase in prices throughout 1999.

     Interest income decreased to $118,000 in 1999 from $163,000 in 1998. Lower interest rates and less funds available contributed to this decrease. General and administrative expenses increased to $1,435,000 in 1999 compared to $1,297,000 in 1998 due to a claim settlement of $49,500 in the first quarter of 1999 and increases of escrow agent's fees and trustee fees of approximately $69,200 and $23,000, respectively. General and administrative costs declined in 1998 to $1,297,000 compared to $1,350,000 in 1997 in most part due to non-recurring costs associated with the retention and storage of historical trust documents incurred in 1997.

YEAR 2000 ISSUE

     Many existing computer programs were designed to use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the century. If not corrected, many computer applications could have failed or created erroneous results by or at the Year 2000. The Year 2000 issue affected virtually all companies and organizations. If a company or organization did not successfully address its Year 2000 issues, it may have faced material adverse consequences. The Trustee identified the General Ledger/Accounts Payable System as its primary system that was vulnerable to the Year 2000 issue. The Trust selected a system that had been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. The Trustee incurred very little other costs to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

     The Trustee identified and assessed other information technology ("IT") systems used in connection with the Trust as well as other systems, for Year 2000 compliance. Non-IT systems were generally more difficult to assess because they often contain embedded technology that may have been subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts was approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid by the third quarter of 1999. Of this amount, the Trustee paid $4,000 for identification and assessment of affected systems.

     The Trustee additionally identified those vendors it believed to have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, were contacted to determine their Year 2000 status and substantially all responded to have addressed and resolved the issue within their companies.

     All of the above precautions were put into place by the end of the third quarter in 1999. The Trust suffered no consequences as a result of the Year 2000 issue.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:

     We have audited the statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 1999 and 1998, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 14, 2000

                              FINANCIAL STATEMENTS

                              SABINE ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999            1998
                                                              ----------      ----------
ASSETS
Cash and short-term investments.............................  $3,225,597      $2,132,011
Royalty interests in oil and gas properties less accumulated amortization of $20,145,864 (1999) and $19,761,080
  (1998)....................................................   2,249,321       2,634,105
                                                              ----------      ----------
Total.......................................................  $5,474,918      $4,766,116
                                                              ==========      ==========

LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $  227,531      $  140,756
Other payables (Note 4).....................................      93,189         299,215
Trust corpus (14,579,345 units of beneficial interest
  authorized and outstanding)...............................   5,154,198       4,326,145
                                                              ----------      ----------
Total.......................................................  $5,474,918      $4,766,116
                                                              ==========      ==========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      1999             1998             1997
                                                   -----------      -----------      -----------
Royalty income...................................  $23,042,432      $24,075,260      $25,688,064
Interest income..................................      118,209          162,884          162,059
                                                   -----------      -----------      -----------
Total............................................   23,160,641       24,238,144       25,850,123
General and administrative expenses (Note 6).....    1,434,829        1,296,735        1,350,231
                                                   -----------      -----------      -----------
Distributable income.............................  $21,725,812      $22,941,409      $24,449,892
                                                   ===========      ===========      ===========
Distributable income per unit (Basic and Assuming
  Dilution) (14,579,345 units) (Note 1)..........  $      1.49      $      1.57      $      1.68
                                                   ===========      ===========      ===========
Distributions per unit (Note 3)..................  $      1.41      $      1.65      $      1.64
                                                   ===========      ===========      ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                     1999              1998              1997
                                                 ------------      ------------      ------------
Trust corpus, beginning of year................  $  4,326,145      $  5,940,107      $  5,885,543
Amortization of royalty interests..............      (384,784)         (445,165)         (467,768)
Distributable income...........................    21,725,812        22,941,409        24,499,892
Distributions to unit holders (Note 3).........   (20,512,975)      (24,110,206)      (23,977,560)
                                                 ------------      ------------      ------------
Trust corpus, end of year......................  $  5,154,198      $  4,326,145      $  5,940,107
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

     Bank of America, N.A. (the "Trustee"), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

     The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states

                              SABINE ROYALTY TRUST
provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana.

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

2. ACCOUNTING POLICIES

BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles:

     - Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by the Trust (see Note 1).

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

                              SABINE ROYALTY TRUST

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

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued, in June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective for the Trust January 1, 2001. The Trustee does not believe the adoption of SFAS No. 133 will have a significant impact on the financial statements of the Trust.

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

3. DISTRIBUTIONS TO UNIT HOLDERS

     The amount to be distributed to Unit holders ("Monthly Income Amount") is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of

                              SABINE ROYALTY TRUST
liabilities paid and any increase in cash reserves. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

     The cash received by the Trust from purchasers of the Trust's oil and gas production consists of gross sales of production less applicable severance taxes.

4. OTHER PAYABLES

     Other payables consist of the following:

DECEMBER 31,                                                   1999        1998
------------                                                  -------    --------
Funds due to payors for royalties erroneously forwarded to
  the Trust.................................................  $ 9,262    $     19
Royalty receipts in suspense pending verification of
  ownership interest or title...............................  $83,927    $299,196
                                                              -------    --------
          Total.............................................  $93,189    $299,215
                                                              =======    ========

     The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, the Trust declared the following distributions:

MONTHLY RECORD DATE    PAYMENT DATE     DISTRIBUTION PER UNIT
-------------------    ------------     ---------------------
January 18, 2000     January 31, 2000          $.20049
February 15, 2000    February 29, 2000         $.18787
March 15, 2000       March 29, 2000            $.14055

     The Trust received a cash settlement of approximately $413,000 subsequent to December 31, 1999. This settlement was for price adjustments related to prior years relating to a limited number of producing oil and gas wells.

6. TRUSTEE'S FEES AND EXPENSES

     Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:

                                                    1999        1998        1997
                                                  --------    --------    --------
Trustee's fee...................................  $219,408    $196,546    $203,962
Escrow agent's fee..............................   658,234     589,647     611,895
                                                  --------    --------    --------
Total fees and expenses.........................  $877,642    $786,193    $815,857
                                                  ========    ========    ========

                              SABINE ROYALTY TRUST

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1999 and 1998 (in thousands, except per Unit amounts):

CALENDAR                                     ROYALTY     DISTRIBUTABLE     DISTRIBUTABLE
QUARTER                                      INCOME         INCOME        INCOME PER UNIT
--------                                     -------     -------------    ---------------
1999
  First....................................  $ 5,163        $ 4,812            $0.33
  Second...................................    5,078          4,765             0.33
  Third....................................    6,253          5,982             0.41
  Fourth...................................    6,548          6,167             0.42
                                             -------        -------            -----
                                             $23,042        $21,726            $1.49
                                             =======        =======            =====
1998
  First....................................  $ 7,766        $ 7,445            $0.51
  Second...................................    5,688          5,386             0.37
  Third....................................    5,919          5,679             0.39
  Fourth...................................    4,702          4,431             0.30
                                             -------        -------            -----
                                             $24,075        $22,941            $1.57
                                             =======        =======            =====

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

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
January 1, 1997.............................................    5,975      33,700
  Revisions of previous estimates...........................      820       7,592
  Production................................................     (612)     (6,927)
                                                                -----      ------
December 31, 1997...........................................    6,183      34,365
  Revisions of previous estimates...........................      656      13,427
  Production................................................     (633)     (8,738)
                                                                -----      ------
December 31, 1998...........................................    6,206      39,054
  Revisions of previous estimates...........................      176       6,698
  Production................................................     (631)     (8,960)
                                                                -----      ------
December 31, 1999...........................................    5,751      36,792
                                                                =====      ======

                              SABINE ROYALTY TRUST

     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
Proved developed reserves:
  January 1, 1997...........................................    5,885      33,572
  December 31, 1997.........................................    6,171      34,288
  December 31, 1998.........................................    6,206      39,054
  December 31, 1999.........................................    5,738      36,665

DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($21.24 per bbl and $2.50 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.

DECEMBER 31,                                        1999        1998        1997
------------                                      --------    --------    --------
Future net cash inflows.........................  $196,274    $128,469    $187,364
Discount of future net cash flows at 10%........   (90,762)    (57,055)    (82,452)
                                                  --------    --------    --------
Standardized measure of discounted future net
  cash flows....................................  $105,512    $ 71,414    $104,912
                                                  ========    ========    ========

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                    1999        1998        1997
                                                  --------    --------    --------
Standardized measure of discounted future net
  cash flows, January 1.........................  $ 71,414    $104,912    $ 94,627
Royalty income, net of severance and ad valorem
  taxes.........................................   (23,042)    (24,075)    (25,688)
Changes in prices, net of related costs.........    40,434     (35,640)      3,479
Revisions of previous estimates and other.......     9,565      15,726      23,031
Accretion of discount...........................     7,141      10,491       9,463
                                                  --------    --------    --------
Standardized measure of discounted future net
  cash flows, December 31,......................  $105,512    $ 71,414    $104,912
                                                  ========    ========    ========

     Subsequent to year end, the price of oil increased significantly. As of March 15, 2000, published oil prices were approximately $30.73 per barrel. The use of such price, as compared to $21.24 per barrel, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee on Behalf of Unit Holders of Sabine Royalty Trust:

     We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the "Trustee") as trustee and escrow agent, for the years ended December 31, 1999, 1998 and 1997. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Statements of Fees and Expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Fees and Expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3 to the statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 1999, 1998 and 1997, on the basis of accounting referred to above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 14, 2000

                        STATEMENTS OF FEES AND EXPENSES
                        PAID BY SABINE ROYALTY TRUST TO
                           BANK OF AMERICA, N.A., AS
                TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                  YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                            1999        1998        1997
                                                          --------    --------    --------
Trustee's fee.........................................    $219,408    $196,546    $203,962
Escrow agent's fee....................................     658,234     589,647     611,895
                                                          --------    --------    --------
Total fees and expenses paid to Bank of America,
  N.A.................................................    $877,642    $786,193    $815,857
                                                          ========    ========    ========

        The accompanying notes are an integral part of these statements.

NOTES

     1. Sabine Royalty Trust (the "Trust") is an express trust formed under the laws of Texas by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement") made and entered into effective as of December 31, 1982, between Sabine Corporation ("Sabine"), as trustor, and Bank of America, N.A. (the "Bank"), as successor trustee (the "Trustee"). Contemporaneously with the execution of the Trust Agreement, Sabine, the Trustee and the predecessor of the Bank, as escrow agent (the "Escrow Agent"), entered into an escrow agreement which establishes an escrow (the "Escrow"). Prior to distribution of units of beneficial interest (the "Units") in the Trust to Sabine's shareholders, Sabine transferred to the Trust royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and other similar, non-participatory interests, in certain producing and proved undeveloped oil and gas properties in six states (the "Royalty Properties").

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

     The compensation agreement under the Trust Agreement provides for a "cost plus" fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust's first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank did not earn a bonus for 1999, 1998 or 1997; therefore, none will be taken in 2000 and none was taken in 1999 or 1998.

     2. Escrow Agent's fees and Trustee's fees consist of a profit margin plus all fully allocated costs incurred by the Bank, as Trustee and as Escrow Agent, in performing administrative services to the Trust as specified in the Trust Agreement. Allocated costs do not include any professional and related expenses to third parties.

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

     3. The Statements of Fees and Expenses are prepared on a modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles. Trust expenses include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. These statements differ from statements prepared in conformity with generally accepted accounting principles because expenses other than those expected to be paid on the following monthly record date are not accrued.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. As of March 15, 2000 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of March 10, 2000 an aggregate of 182,061 Units in various fiduciary capacities, and it had sole voting and investment power with respect to none of such Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8 of this report)

     Independent Auditors' report

     Statements of Assets, Liabilities and Trust Corpus at December 31, 1999 and 1998

     Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 1999

     Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 1999

     Notes to Financial Statements

     Report dated March 1, 2000 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 1999.

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (27)**        -- Financial Data Schedule.

---------------

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

                                            SABINE ROYALTY TRUST

                                            BY: BANK OF AMERICA, N.A.
                                                (as successor), Trustee

                                            By:     /s/ RON E. HOOPER
                                              ----------------------------------
                                                Ron E. Hooper
                                                Vice-President

Date: March 23, 2000

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (27)**        -- Financial Data Schedule.

---------------

 * Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

** Included with EDGAR version of Form 10-K only.