Form 10-Q
period 2000-03-31
SABINE ROYALTY TRUST
filed 2000-05-10
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2000
                                               ---------------

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

Number of units of beneficial interest outstanding at May 1, 2000:
14,579,345

                               Page 1 of 13 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2000, the distributable income for the three-month periods ended March 31, 2000 and 1999 and the changes in trust corpus for the three-month periods ended March 31, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2000, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 9, 2000

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                               MARCH 31,    DECEMBER 31,
                                                 2000           1999
ASSETS                                NOTES   (UNAUDITED)
------                                -----  -------------  -------------

Cash and short-term investments                $3,522,605    $ 3,225,597
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,247,477 and
  $20,145,864 at
  March 31, 2000 and
  December 31, 1999)                       1    2,147,708      2,249,321
                                               ----------    -----------

TOTAL                                          $5,670,313    $ 5,474,918
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  161,059     $  227,531
Other payables                             4       96,270         93,189

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,412,984      5,154,198
                                               ----------    -----------

TOTAL                                          $5,670,313    $ 5,474,918
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        THREE MONTHS ENDED MARCH 31,
                                      --------------------------------

                              NOTES        2000              1999
                              -----     ----------        ----------

Royalty income                          $8,422,419        $5,162,744
Interest income                             47,702            23,915
                                        ----------        ----------
Total                                    8,470,121         5,186,659
General and administrative
 expenses                                 (398,555)         (374,963)
                                        ----------        ----------

Distributable income                    $8,071,566        $4,811,696
                                        ==========        ==========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      .55        $      .33
                                        ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                 THREE MONTHS ENDED MARCH 31,
                                 --------------------------------
                           NOTE      2000                 1999
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,154,198         $  4,326,145
Amortization of royalty
 interests                          (101,613)            (103,188)
Distributable income               8,071,566            4,811,696
Distributions                3    (7,711,167)          (4,133,955)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,412,984         $  4,900,698
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .53         $        .28
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

2.  ACCOUNTING POLICIES

    Basis of Accounting

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America:

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

     The financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

- Royalty income is recognized in the month received rather than in the month of production.

- Expenses other than those expected to be paid on the following monthly record date are not accrued.

- Amortization of the Royalties is shown as a reduction to Trust Corpus and not as a charge to operating results.

- Reserves may be established for contingencies that would not be recorded under accounting principles generally accepted in the United States of America.

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, the Trust declared the following distributions:

                  Monthly
                  Record            Payment    Distribution
                  Date               Date        per Unit
                  ----------        -------    ------------
                  April 17          April 28   $.22522
                  May 15            May 30     $.13762

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2000 was $8,071,566, or $.55 per Unit. Royalty income amounted to $8,422,419 while interest income was $47,702. General and administrative expenses totaled $398,555.

     Distributions during the period were $.20049, $.18787 and $.14055 per Unit to Unit holders of record on January 18, February 15 and March 15, 2000, respectively.

     Royalty income for the quarter ended March 31, 2000 increased approximately $3,260,000, or 63%, compared with the first quarter of 1999 due to increases in oil and gas production and an increase in oil and gas prices. Compared to the preceding quarter ended December 31, 1999, royalty income increased approximately $1,874,000 or 29%, due primarily to an increase in oil production and an increase in oil and gas prices. These increases were tempered by a decrease in gas production.

     The Trust received a cash settlement of approximately $413,000 in January, 2000. This settlement was for price adjustments related to prior years relating to a limited number of producing oil and gas wells.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -------------------------------------------------------------
                        March 31, 2000        March 31, 1999     December 31, 1999
Production
  Oil (Bbls)                   162,626               141,669                146,703
  Gas (Mcfs)                 2,245,122             2,138,637              2,583,138

Average Price
  Oil (per Bbl)           $      22.07            $    10.19           $      20.16
  Gas (per Mcf)           $       2.21            $     1.90           $       1.90

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2000 increased approximately $23,800 compared with the first quarter of 1999. Compared to the quarter ended December 31, 1999, interest income increased approximately $17,600. These increases were primarily the result of increases in funds available for investments.

     General and administrative expenses for the quarter ended March 31, 2000 increased by $23,600 compared to the same quarter of 1999 due primarily to an increase of approximately $50,500 and $16,800 in the escrow agent's fees and trustee's fees, respectively. There was also an increase in printing expense of approximately $16,700. These increases were offset somewhat by a decrease in expenses relating to Unitholder information services of approximately $10,200. There was also a decrease in due mainly to a settlement with Marathon Oil of $49,500 during the three months ended March 31, 1999. Compared to the preceding quarter ended December 31, 1999, general and administrative expenses decreased approximately $12,600. This decrease was primarily due to the adjustment of the escrow agent's fees and trustee's fees in the fourth quarter.

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

Date:  May 10, 2000

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule