Form 10-Q
period 2000-06-30
SABINE ROYALTY TRUST
filed 2000-08-08
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2000
                                               -------------

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

Number of units of beneficial interest outstanding at August 8, 2000:
14,579,345

                               Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The
December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2000, the distributable income for the three-month and six-month periods ended June 30, 2000 and 1999 and the changes in trust corpus for the six-month periods ended June 30, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2000, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2000 and 1999 and changes in trust corpus for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 3, 2000

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                               JUNE 30,
                                                 2000        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        1999
------                                -----  -------------   ------------

Cash and short-term investments                $3,554,477    $ 3,225,597
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,347,891 and
  $20,145,864 at
  June 30, 2000 and
  December 31, 1999)                     1      2,047,294      2,249,321
                                               ----------    -----------

TOTAL                                          $5,601,771    $ 5,474,918
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  138,087     $  227,531
Other payables                           4        221,196         93,189

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,242,488      5,154,198
                                               ----------    -----------

TOTAL                                          $5,601,771    $ 5,474,918
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                         THREE MONTHS ENDED JUNE 30,
                                        -----------------------------

                              NOTES         2000             1999
                              -----     -----------       -----------

Royalty income                          $ 7,866,525       $ 5,078,494
Interest income                              50,964            29,817
                                        -----------       -----------
Total                                     7,917,489         5,108,311
General and administrative
 expenses                                  (448,008)         (343,782)
                                        -----------       -----------

Distributable income                    $ 7,469,481       $ 4,764,529
                                        ===========       ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .51       $       .33
                                        ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                          SIX MONTHS ENDED JUNE 30,
                                        -----------------------------

                              NOTES         2000             1999
                              -----     -----------       -----------

Royalty income                          $16,288,945       $10,241,238
Interest income                              98,666            53,732
                                        -----------       -----------
Total                                    16,387,611        10,294,970
General and administrative
 expenses                                  (846,564)         (718,745)
                                        -----------       -----------

Distributable income                    $15,541,047       $ 9,576,225
                                        ===========       ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.07       $       .66
                                        ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                     SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      2000                 1999
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,154,198         $  4,326,145
Amortization of royalty
 interests                          (202,027)            (222,602)
Distributable income              15,541,047            9,576,225
Distributions                3   (15,250,730)          (9,101,278)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,242,488         $  4,578,490
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.05         $        .62
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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  July 17           July 31        $.22049
                  August 15         August 29      $.14978

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2000 was $7,469,481, or $.51 per Unit. Royalty income amounted to $7,866,525 while interest income was $50,964. General and administrative expenses totaled $448,008.

     Distributions during the period were $.22522, $.13762 and $.15430 per Unit to Unit holders of record on April 17, May 15 and June 15, 2000, respectively.

     Royalty income for the quarter ended June 30, 2000 increased approximately $2,788,000, or 55%, compared with the second quarter of 1999 due to increases in oil and gas production and an increase in both oil and gas prices. Compared to the preceding quarter ended March 31, 2000, royalty income decreased approximately $556,000, or 7%, due primarily to a decrease in both oil and gas production. These decreases were slightly offset by an increase in the prices of both oil and gas. Royalty income for the six-month period ended June 30, 2000 increased $6,048,000 or 59% compared to the first six months of 1999 due to increases in both oil and gas production and to the increase in the prices of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -------------------------------------------------------------
                         June 30, 2000         June 30, 1999         March 31, 2000
Production
  Oil (Bbls)                   156,394               151,196                162,626
  Gas (Mcfs)                 2,173,252             1,864,173              2,245,122

Average Price
  Oil (per Bbl)           $      22.62            $    13.75           $      22.07
  Gas (per Mcf)           $       2.23            $     1.73           $       2.21

                                   Six-Months Ended
                        ------------------------------------
                         June 30, 2000         June 30, 1999
Production
  Oil (Bbls)                   319,020               292,865
  Gas (Mcfs)                 4,418,374             4,002,809

Average Price
  Oil (per Bbl)           $      22.34            $    12.02
  Gas (per Mcf)           $       2.22            $     1.82

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2000 increased approximately $21,100 compared with the second quarter of 1999. Compared to the preceding quarter ended March 31, 2000, interest income increased approximately $3,300. These increases were primarily the result of increases in funds available for investment. Interest income for the six-month period ended June 30, 2000 increased approximately $44,900 compared to the same time period in 1999 due mainly to increases in funds available for investment as well.

     General and administrative expenses for the quarter ended June 30, 2000 increased by $104,200 compared to the same quarter of 1999 due to an increase in the escrow agent's fees and trustee's fees along with the timing of expenses relating to engineering services and unitholder services. Compared to the preceding quarter ended March 31, 2000, general and administrative expenses increased approximately $49,500. These increases were primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the six-month period ended June 30, 2000 increased approximately $127,800 compared with the six-month period ended June 30, 1999 due primarily to the increases in the escrow agent's fees and trustee's fees and other professional services.

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

Date:  August 8, 2000

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule