Form 10-Q
period 2000-09-30
SABINE ROYALTY TRUST
filed 2000-11-13
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

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

Number of units of beneficial interest outstanding at November 13, 2000:
14,579,345

                               Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The
December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2000, the distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the changes in trust corpus for the nine-month periods ended September 30, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2000, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999 and changes in trust corpus for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 6, 2000

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                              SEPTEMBER 30,
                                                  2000        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        1999
------                                -----  -------------   ------------

Cash and short-term investments                $3,751,567    $ 3,225,597
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,424,677 and
  $20,145,864 at
  September 30, 2000 and
  December 31, 1999)                     1      1,970,508      2,249,321
                                               ----------    -----------

TOTAL                                          $5,722,075    $ 5,474,918
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                   4     $  617,756     $  227,531
Other payables                           4        581,030         93,189

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,523,289      5,154,198
                                               ----------    -----------

TOTAL                                          $5,722,075    $ 5,474,918
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2000                 1999
                              -----     -----------           -----------

Royalty income                          $ 8,455,602           $ 6,252,819
Interest income                              66,152                34,339
                                        -----------           -----------
Total                                     8,521,754             6,287,158
General and administrative
 expenses                                  (337,828)             (304,926)
                                        -----------           -----------

Distributable income                    $ 8,183,926           $ 5,982,232
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .56           $       .41
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------

                              NOTES         2000              1999
                              -----     -----------        -----------

Royalty income                          $24,744,547        $16,494,057
Interest income                             164,818             88,071
                                        -----------        -----------
Total                                    24,909,365         16,582,128
General and administrative
 expenses                                (1,184,392)        (1,023,671)
                                        -----------        -----------

Distributable income                    $23,724,973        $15,558,457
                                        ===========        ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.63       $      1.07
                                        ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                 NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      2000                 1999
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,154,198         $  4,326,145
Amortization of royalty
 interests                          (278,813)            (325,261)
Distributable income              23,724,973           15,558,457
Distributions                3   (24,077,069)         (15,178,100)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,523,289         $  4,381,241
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.65         $       1.04
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

4.  PAYABLES

     Trust expenses payable consist primarily of a payment for ad valorem taxes of approximately $500,000.

     Other payables consist primarily of royalty receipts suspended pending verification of ownership interest or title.

     The Trustee believes that these other payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business.


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2000, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  October 16        October 30     $.14282
                  November 15       November 29    $.25090

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2000 was $8,183,926 or $.56 per Unit. Royalty income amounted to $8,455,602 while interest income was $66,152. General and administrative expenses totaled $337,828.

     Distributions during the period were $.22049, $.14978 and $.23513 per Unit to Unit holders of record on July 17, August 15 and September 15, 2000, respectively.

     Royalty income for the quarter ended September 30, 2000 increased approximately $2,203,000, or 35%, compared with the third quarter of 1999 due to increases in oil and gas prices. This increase in prices was offset somewhat by decreases in both oil and gas production. Compared to the preceding quarter ended June 30, 2000, royalty income increased approximately $589,000, or 7%, due primarily to an increase in the price of both oil and gas. These increases were offset by decreases in the production of both oil and gas. Royalty income for the nine-month period ended September 30, 2000 increased $8,250,000 or 50% compared to the first nine months of 1999 due to an increase in oil production and to the increase in the prices of both oil and gas. These increases were tempered by a slight decrease in gas production.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -------------------------------------------------------------
                         September 30, 2000    September 30, 1999    June 30, 2000
Production
  Oil (Bbls)                    133,606               141,668              156,394
  Gas (Mcfs)                  1,703,532             2,123,317            2,173,252

Average Price
  Oil (per Bbl)            $      26.29            $    17.86        $       22.62
  Gas (per Mcf)            $       3.20            $     1.99        $        2.23

                                      Nine-Months Ended
                        -------------------------------------------
                         September 30, 2000     September 30, 1999
Production
  Oil (Bbls)                     452,626               434,533
  Gas (Mcfs)                   6,121,906             6,126,126

Average Price
  Oil (per Bbl)             $      23.50            $    13.93
  Gas (per Mcf)             $       2.49            $     1.88

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2000 increased approximately $31,800 compared with the third quarter of 1999. Compared to the preceding quarter ended June 30, 2000, interest income increased approximately $15,200. These increases were primarily the result of increases in funds available for investment. Interest income for the nine-month period ended September 30, 2000 increased roughly $76,700 compared to the same time period in 1999 due mainly to increases in funds available for investment as well.

     General and administrative expenses for the quarter ended September 30, 2000 increased by $32,900 compared to the same quarter of 1999 due to an increase in the escrow agent's fees and trustee's fees. These increases were offset somewhat by decreases relating to timing of expenses for printing, legal, and transfer agent services. Compared to the preceding quarter ended June 30, 2000, general and administrative expenses decreased approximately $110,200. These decreases were primarily due to the timing and payment of certain annual expenses. General and administrative expenses for the nine-month period ended September 30, 2000 increased approximately $160,700 compared with the nine-month period ended September 30, 1999 due primarily to the increases in the escrow agent's fees and trustee's fees.

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


                                    SABINE ROYALTY TRUST

                                    By: Bank of America, N.A.
                                        Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Senior Vice President and
                                        Trust Administrator

Date:  November 13, 2000

    (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     EXHIBIT
-------                    -------
27                  Financial Data Schedule