Form 10-K405
period 2000-12-31
SABINE ROYALTY TRUST
filed 2001-03-22
CIK 710752

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2001, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $301,792,442.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                 PART I
Item 1.     Business....................................................     1
            Description of the Trust....................................     1
            Assets of the Trust.........................................     2
            Liabilities of the Trust....................................     2
            Duties and Limited Powers of Trustee........................     2
            Liabilities of Trustee......................................     3
            Duration of Trust...........................................     3
            Voting Rights of Unit Holders...............................     3
            Description of Units........................................     4
            Distributions of Net Income.................................     4
            Transfer....................................................     4
            Reports to Unit Holders.....................................     5
            Liability of Unit Holders...................................     5
            Possible Divestiture of Units...............................     5
            Federal Taxation............................................     6
            State Law and Tax Considerations............................     7
            Regulation and Prices.......................................     8
            Regulation..................................................     8
            Prices......................................................    10
Item 2.     Properties..................................................    10
            Title.......................................................    11
            Reserves....................................................    11
Item 3.     Legal Proceedings...........................................    16
Item 4.     Submission of Matters to a Vote of Security Holders.........    16

                                PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    16
Item 6.     Selected Financial Data.....................................    17
Item 7.     Trustee's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................    17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    18
Item 8.     Financial Statements and Supplementary Data.................    19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    30

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........    30
Item 11.    Executive Compensation......................................    30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    30
Item 13.    Certain Relationships and Related Transactions..............    30

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    31

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

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2000 were $1,525,548 of which, pursuant to the terms of the Trust Agreement, $251,246 was paid to Bank of America, as Trustee, and $753,747 was paid to Bank of America, as escrow agent.

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2001, there were 14,579,345 Units outstanding.

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

     Mellon Investor Services LLC serves as transfer agent and registrar for the Units.

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

     The Federal Energy Regulatory Commission ("FERC") has taken significant steps in the implementation of a policy to restructure the natural gas pipeline industry to promote full competition in the sales of natural gas, so that all natural gas suppliers, including pipelines, can compete equally for sales customers. This policy, set forth principally in Order 636, issued on April 8, 1992, and its progeny, is being implemented largely through restructuring proceedings for each pipeline. The effects of this policy and Order 636, if any, are now presumably fully reflected in the natural gas markets.

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

     The Trust's average per barrel oil price increased from $15.50 in 1999 to $23.86 in 2000. The Trustee believes that the higher average price per barrel of crude oil realized by the Trust in 2000 can be attributed to a substantial worldwide increase in oil prices that continued throughout 2000.

  Natural Gas

     Substantial competition in the natural gas marketplace continued in 2000. In addition, competition with alternative fuels persists. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 2000 on natural gas volumes sold of $2.85 per Mcf represented an increase from the $1.88 per Mcf received in 1999, due largely to a relatively harsh winter and decreasing levels of gas in storage.

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

     The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2000.

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

RESERVES

     The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2001 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DEGOLYER AND MACNAUGHTON
                       4925 GREENVILLE AVENUE, SUITE 400
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                 March 14, 2001

Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

     Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2001, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

     Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 1999-2000 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

     Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 51 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

     Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2000. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

          Proved -- Reserves that have been proved to a high degree of certainty by analysis of the producing history of a reservoir and/or volumetric analysis of adequate geological and engineering data. Commercial productivity has been established by actual production, successful testing, or in certain cases by favorable core analyses and electrical-log interpretation when the producing characteristics of the formation are known from nearby fields. Volumetrically, the structure, areal extent, volume, and characteristics of the reservoir are well defined by a reasonable interpretation of adequate subsurface well control and by known continuity of hydrocarbon-saturated material above known fluid contacts, if any, or above the lowest known structural occurrence of hydrocarbons.

          Developed -- Reserves that are recoverable from existing wells with current operating methods and expenses.

          Developed reserves include both producing and nonproducing reserves. Estimates of producing reserves assume recovery by existing wells producing from present completion intervals with normal operating methods and expenses. Developed nonproducing reserves are in reservoirs behind the casing or at minor depths below the producing zone and are considered proved by production from other wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Nonproducing reserves require only moderate expenses to be brought into production.

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

     Reserves recoverable by enhanced recovery methods, such as injection of external fluids to provide energy not inherent in the reservoirs, may be classified as proved developed or proved undeveloped reserves depending upon the extent to which such enhanced recovery methods are in operation. These reserves are considered to be proved only in cases where a successful fluid-injected program is in operation, a pilot program indicates successful fluid injection, or information is available concerning the successful application of such methods in the same reservoir and it is reasonably certain that the program will be implemented.

     The development status shown herein represents the status application on January 1, 2001. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 2000, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2001, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2001. In some fields, this required that the production rates be estimated for up to 3 months since production data were available only through September 2000.

     Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rates projected.

     Net proved reserves, as of January 1, 2001, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                                           PROVED DEVELOPED        PROVED UNDEVELOPED
                                               RESERVES                 RESERVES
                                       ------------------------   ---------------------
                                          OIL,                       OIL,
                                       CONDENSATE,     SALES      CONDENSATE,    SALES
                                         AND NGL        GAS         AND NGL       GAS
STATE                                     (bbl)        (Mcf)         (bbl)       (Mcf)
-----                                  -----------   ----------   -----------   -------
Florida..............................      88,753        62,773          0            0
Louisiana............................     164,241     1,841,410          0            0
Mississippi..........................     112,961     3,735,378          0            0
New Mexico...........................     429,006     3,801,641          0            0
Oklahoma.............................     626,541    10,933,355          0            0
Texas................................   4,124,267    17,959,208      5,877      142,321
                                        ---------    ----------      -----      -------
          Total......................   5,545,769    38,333,765      5,877      142,321

     Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 2000. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

     Revenue values in this report were estimated using the initial prices and costs provided by Bank of America. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2001, based on receipts by the Trust in December 2000. The assumptions used for estimating future prices and costs are as follows:

  Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

     Oil, condensate, natural gas liquids, and natural gas prices based on receipts by the Trust in December 2000 were furnished by Bank of America. These prices are adjusted to posted prices as of January 1, 2001, and are held constant for the lives of the properties.

     A projection of the estimated future net revenue from the properties appraised, as of January 1, 2001, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

YEAR                                                    FUTURE NET
ENDING                                                    REVENUE
DECEMBER 31,                                                ($)
------------                                            -----------
2001.................................................    56,072,147
2002.................................................    47,369,553
2003.................................................    40,536,444
                                                        -----------
Subtotal.............................................   143,978,144
Remaining............................................   306,515,670
                                                        -----------
Total................................................   450,493,814

     The present worth of future net revenue, as of January 1, 2001, is estimated to be $248,572,482.

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

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 51 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

                             ---------------------

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

     The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2001 will be approximately $1,650,000.

     The present worth of future net revenue of the Trust's proved developed reserves increased from $105,512,400 at January 1, 2000 to $248,572,482. This increase resulted primarily from an increase in the oil and gas prices used in the calculation of such amount, from $21.24 per barrel of oil and $2.50 per Mcf of gas at January 1, 2000 to $25.27 per barrel of oil and $9.16 per Mcf of gas at January 1, 2001.

     Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2001, published oil prices were approximately $27.62 per barrel, which compared to $25.27 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2001, published gas prices were approximately $5.22 per Mcf. The use of such price, as compared to $9.16 per Mcf, which was used to calculate the above information, would result in a smaller standardized measure of discounted future net cash flows for gas.

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

                                                        SALES PRICE
                                                    --------------------      DISTRIBUTIONS
                                                     HIGH          LOW          PER UNIT
                                                    -------      -------      -------------
2000
First Quarter.....................................  $15.250      $11.500        $0.52891
Second Quarter....................................   16.063       12.188         0.51714
Third Quarter.....................................   19.375       15.688         0.60540
Fourth Quarter....................................   19.000       16.750         0.62324
1999
First Quarter.....................................  $14.500      $12.063        $0.28353
Second Quarter....................................   15.375       13.063         0.34070
Third Quarter.....................................   14.938       13.875         0.41681
Fourth Quarter....................................   15.125       13.125         0.36592

     At March 12, 2001, there were 14,579,345 Units outstanding and approximately 2,880 Unit holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED
DECEMBER 31               2000          1999          1998          1997          1996
-----------            -----------   -----------   -----------   -----------   -----------
Royalty Income.......  $34,407,684   $23,042,432   $24,075,260   $25,688,064   $22,173,492
Distributable
  Income.............   33,122,044    21,725,813    22,941,409    24,499,892    20,972,323
Distributable Income
  per Unit...........         2.27          1.49          1.57          1.68          1.44
Total Assets at Year
  End................    5,239,610     5,474,918     4,766,116     6,936,828     6,868,761
Distributions per
  Unit...............         2.27          1.41          1.65          1.64          1.37

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 1999 and 2000.

     Net royalty income during 2000 increased approximately $11,365,000, or 49.3 percent, compared to 1999 net royalty income, which had decreased approximately $1,033,000, or 4.3 percent, from 1998 net royalty income.

     Revenues generated by sales of oil and gas increased in 2000 from 1999 as a result of higher gas and oil prices and higher oil volumes offset somewhat by a decrease in natural gas volumes. Gas volumes decreased from 8,709,114 thousand cubic feet ("Mcf") in 1999 to 7,788,314 Mcf in 2000 after decreasing from 9,119,288 Mcf in 1998. The average price per Mcf of gas received by the Trust increased from $1.88 per Mcf in 1999 to $2.85 per Mcf in 2000, after decreasing from $1.96 per Mcf in 1998. The Trustee believes that normal market forces and a relatively harsh winter during the fourth quarter of 2000 resulted in the higher gas prices. Revenues also include a cash settlement of $413,000 received in January, 2000, relating to price adjustments for prior years on a limited number of producing oil and gas wells.

     Oil volumes sold increased to 610,472 barrels in 2000 from 581,236 barrels in 1999, having decreased from 629,011 barrels in 1998. The effect of this volume increase was assisted by a significant increase in the average price per barrel received by the Trust to $23.86 in 2000 from $15.50 in 1999 and $12.72 in 1998. The effect of volatile world market conditions contributed to the increase in prices throughout 2000.

     Interest income increased to $240,000 in 2000 from $118,000 in 1999, which decreased from $163,000 in 1998. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $1,526,000 in 2000 compared to $1,435,000 in 1999 due to increases in escrow agent's fees and trustee fees of approximately $96,000 and $32,000, respectively. General and administrative costs increased in 1999 to $1,435,000 compared to

$1,297,000 in 1998 due to a claim settlement of $49,500 in the first quarter of 1999 and increases of escrow agent's fees and trustee fees of approximately $69,200 and $23,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2000 and 1999, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 14, 2001

                              SABINE ROYALTY TRUST

                              FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
ASSETS
Cash and short-term investments.............................  $3,300,333      $3,225,597
Royalty interests in oil and gas properties less accumulated amortization of $20,455,908 (2000) and $20,145,864
  (1999)....................................................   1,939,277       2,249,321
                                                              ----------      ----------
Total.......................................................  $5,239,610      $5,474,918
                                                              ==========      ==========

LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $  112,396      $  227,531
Other payables (Note 4).....................................     324,514          93,188
Trust corpus (14,579,345 units of beneficial interest
  authorized and outstanding)...............................   4,802,700       5,154,199
                                                              ----------      ----------
Total.......................................................  $5,239,610      $5,474,918
                                                              ==========      ==========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2000             1999             1998
                                                   -----------      -----------      -----------
Royalty income...................................  $34,407,684      $23,042,432      $24,075,260
Interest income..................................      239,909          118,209          162,884
                                                   -----------      -----------      -----------
Total............................................   34,647,593       23,160,641       24,238,144
General and administrative expenses (Note 6).....    1,525,549        1,434,828        1,296,735
                                                   -----------      -----------      -----------
Distributable income.............................  $33,122,044      $21,725,813      $22,941,409
                                                   ===========      ===========      ===========
Distributable income per unit (Basic and Assuming
  Dilution) (14,579,345 units) (Note 1)..........  $      2.27      $      1.49      $      1.57
                                                   ===========      ===========      ===========
Distributions per unit (Note 3)..................  $      2.27      $      1.41      $      1.65
                                                   ===========      ===========      ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                     2000              1999              1998
                                                 ------------      ------------      ------------
Trust corpus, beginning of year................  $  5,154,199      $  4,326,145      $  5,940,107
Amortization of royalty interests..............      (310,044)         (384,784)         (445,165)
Distributable income...........................    33,122,044        21,725,813        22,941,409
Distributions to unit holders (Note 3).........   (33,163,499)      (20,512,975)      (24,110,206)
                                                 ------------      ------------      ------------
Trust corpus, end of year......................  $  4,802,700      $  5,154,199      $  4,326,145
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

     The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily

                              SABINE ROYALTY TRUST
reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana.

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

                              SABINE ROYALTY TRUST

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

     - Reserves may be established for contingencies that would not be recorded under generally accepted accounting principles generally accepted in the United States of America.

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

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued, in June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. These standards were effective for the Trust January 1, 2001. The adoption of these standards had no impact on the financial statements of the Trust.

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

FEDERAL INCOME TAXES

     The Internal Revenue Service has ruled that the Trust would be classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust's income and principal as though no trust

                              SABINE ROYALTY TRUST
were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust.

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

     The cash received by the Trust is primarily from purchasers of the Trust's oil and gas production and consists of gross sales of production less applicable severance taxes. In January, 2000, the Trust received a cash settlement of approximately $413,000 relating to the price adjustments for prior years on a limited number of producing oil and gas wells.

4. OTHER PAYABLES

     Other payables consist of the following:

DECEMBER 31,                                                    2000       1999
------------                                                  --------    -------
Funds due to payors for royalties erroneously forwarded to
  the Trust.................................................  $  1,707    $ 9,261
Royalty receipts in suspense pending verification of
  ownership interest or title...............................  $322,807    $83,927
                                                              --------    -------
          Total.............................................  $324,514    $93,188
                                                              ========    =======

     The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

     Subsequent to December 31, 2000, the Trust declared the following distributions:

MONTHLY RECORD DATE    PAYMENT DATE     DISTRIBUTION PER UNIT
-------------------    ------------     ---------------------
January 16, 2001     January 30, 2001          $.18261
February 15, 2001    February 28, 2001         $.21463
March 15, 2001       March 29, 2001            $.24682

                              SABINE ROYALTY TRUST

6. TRUSTEE'S FEES AND EXPENSES

     Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:

                                                    2000         1999        1998
                                                 ----------    --------    --------
Trustee's fee..................................  $  251,246    $291,408    $196,546
Escrow agent's fee.............................     753,747     658,234     589,647
                                                 ----------    --------    --------
Total fees and expenses........................  $1,004,993    $877,642    $786,193
                                                 ==========    ========    ========

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2000 and 1999 (in thousands, except per Unit amounts):

CALENDAR                                     ROYALTY     DISTRIBUTABLE     DISTRIBUTABLE
QUARTER                                      INCOME         INCOME        INCOME PER UNIT
--------                                     -------     -------------    ---------------
2000
  First....................................  $ 8,422        $ 8,072            $0.55
  Second...................................    7,867          7,469             0.51
  Third....................................    8,456          8,184             0.56
  Fourth...................................    9,663          9,397             0.65
                                             -------        -------            -----
                                             $34,408        $33,122            $2.27
                                             =======        =======            =====
1999
  First....................................  $ 5,163        $ 4,812            $0.33
  Second...................................    5,078          4,765             0.33
  Third....................................    6,253          5,982             0.41
  Fourth...................................    6,548          6,167             0.42
                                             -------        -------            -----
                                             $23,042        $21,726            $1.49
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

     Oil and gas reserve quantities (all located in the United States) are estimates based on information available at the time of their preparation. Such estimates are subject to change as additional information becomes available. Reserves actually recovered, and the timing of the production of those reserves, may

                              SABINE ROYALTY TRUST
differ substantially from original estimates. The following schedule presents changes in the Trust's total proved reserves (in thousands):

                                                                 OIL        GAS
                                                              (BARRELS)    (Mcf)
                                                              ---------    ------
January 1, 1998.............................................    6,183      34,365
  Revisions of previous statements..........................      656      13,427
  Production................................................     (633)     (8,738)
                                                                -----      ------
December 31, 1998...........................................    6,206      39,054
  Revisions of previous statements..........................      176       6,698
  Production................................................     (631)     (8,960)
                                                                -----      ------
December 31, 1999...........................................    5,751      36,792
  Revisions of previous statements..........................      412       8,927
  Production................................................     (611)     (7,243)
                                                                -----      ------
December 31, 2000...........................................    5,552      38,476
                                                                =====      ======

     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

                                                                 OIL        GAS
                                                              (BARRELS)    (Mcf)
                                                              ---------    ------
Proved developed reserves:
  January 1, 1998...........................................    6,171      34,288
  December 31, 1998.........................................    6,206      39,054
  December 31, 1999.........................................    5,738      36,665
  December 31, 2000.........................................    5,546      38,334

DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($25.27 per bbl and $9.16 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.

DECEMBER 31,                                        2000         1999        1998
------------                                      ---------    --------    --------
Future net cash inflows.........................  $ 450,494    $196,274    $128,469
Discount of future net cash flows at 10%........   (201,922)    (90,762)    (57,055)
                                                  ---------    --------    --------
Standardized measure of discounted future net
  cash flows....................................  $ 248,572    $105,512    $ 71,414
                                                  =========    ========    ========

                              SABINE ROYALTY TRUST

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                    2000        1999        1998
                                                  --------    --------    --------
Standardized measure of discounted future net
  cash flows, January 1.........................  $105,512    $ 71,414    $104,912
Royalty income, net of severance and ad valorem
  taxes.........................................   (34,408)    (23,042)    (24,075)
Changes in prices, net of related costs.........   119,910      40,434     (35,640)
Revisions of previous estimates and other.......    47,007       9,565      15,726
Accretion of discount...........................    10,551       7,141      10,491
                                                  --------    --------    --------
Standardized measure of discounted future net
  cash flows, December 31,......................  $248,572    $105,512    $ 71,414
                                                  ========    ========    ========

     Subsequent to year end, both the price of oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2001, published oil prices were approximately $27.62 per barrel, which compared to $25.27 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2001, published gas prices were approximately $5.22 per Mcf. The use of such price, as compared to $9.16 per Mcf, which was used to calculate the above information, would result in a smaller standardized measure of discounted future net cash flows for gas.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee on Behalf of Unit Holders of Sabine Royalty Trust:

     We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the "Trustee"), as trustee and escrow agent, for the years ended December 31, 2000, 1999 and 1998. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Statements of Fees and Expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Fees and Expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3 to the statements, these statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2000, 1999 and 1998, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 13, 2001

                        STATEMENTS OF FEES AND EXPENSES
                        PAID BY SABINE ROYALTY TRUST TO
                           BANK OF AMERICA, N.A., AS
                TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                  YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                                                            2000         1999        1998
                                                         ----------    --------    --------
Trustee's fee........................................    $  251,246    $219,408    $196,546
Escrow agent's fee...................................       753,747     658,234     589,647
                                                         ----------    --------    --------
Total fees and expenses paid to Bank of America,
  N.A. ..............................................    $1,004,993    $877,642    $786,193
                                                         ==========    ========    ========

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

     The compensation agreement under the Trust Agreement provides for a "cost plus" fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust's first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank did not earn a bonus for 2000, 1999 or 1998; therefore, none will be taken in 2001 and none was taken in 2000 or 1999.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. As of March 15, 2001 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of March 1, 2001 an aggregate of 182,061 Units in various fiduciary capacities, and it had sole voting and investment power with respect to none of such Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8 of this report)

     Independent Auditors' report

     Statements of Assets, Liabilities and Trust Corpus at December 31, 2000 and 1999

     Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2000

     Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2000

     Notes to Financial Statements

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2001 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2000.

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

                                            SABINE ROYALTY TRUST

                                            BY: BANK OF AMERICA, N.A., Trustee

                                            By:     /s/ RON E. HOOPER
                                              ----------------------------------
                                                Ron E. Hooper
                                                Senior Vice-President

Date: March 22, 2001

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2001 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2000.

---------------

 * Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.