Form 10-Q
period 2001-03-31
SABINE ROYALTY TRUST
filed 2001-05-09
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2001
                                               --------------

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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Number of units of beneficial interest outstanding at May 1, 2001:  14,579,345

                               Page 1 of 14 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2000 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2001, the distributable income for the three-month periods ended March 31, 2001 and 2000 and the changes in trust corpus for the three-month periods ended March 31, 2001 and 2000, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2001, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 3, 2001

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                                MARCH 31,
                                                  2001        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2000
------                                -----  -------------   ------------

Cash and short-term investments                $7,305,734    $ 3,300,333
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,524,890 and
  $20,455,908 at
  March 31, 2001 and
  December 31, 2000)                            1,870,295      1,939,277
                                               ----------    -----------

TOTAL                                          $9,176,029    $ 5,239,610
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  195,667     $  112,396
Other payables                                    379,652        324,514

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               8,600,710      4,802,700
                                               ----------    -----------

TOTAL                                          $9,176,029    $ 5,239,610
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                          THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------

                              NOTES         2001                 2000
                              -----     -----------           -----------

Royalty income                          $13,624,211           $ 8,422,419
Interest income                              73,987                47,702
                                        -----------           -----------
Total                                    13,698,198             8,470,121
General and administrative
 expenses                                  (441,233)             (398,555)
                                        -----------           -----------

Distributable income                    $13,256,965           $ 8,071,566
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .91           $       .55
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                 --------------------------------
                           NOTE      2001                2000
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,802,700         $  5,154,198
Amortization of royalty
 interests                           (68,982)            (101,613)
Distributable income              13,256,965            8,071,566
Distributions                3    (9,389,973)          (7,711,167)
                                ------------         ------------

Trust corpus, end
 of period                      $  8,600,710         $  5,412,984
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .64         $        .53
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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2001, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  April 16          April 30       $.43061
                  May 15            May 29         $.24163

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2001 was $13,256,965, or $.91 per Unit. Royalty income amounted to $13,624,211 while interest income was $73,987. General and administrative expenses totaled $441,233.

     Distributions during the period were $.18261, $.21463 and $.24682 per Unit to Unit holders of record on January 16, February 15 and March 15, 2001, respectively.

     Royalty income for the quarter ended March 31, 2001 increased approximately $5,202,000, or 62%, compared with the first quarter of 2000 due to increases in both oil and gas prices. This increase in prices was offset somewhat by decreases in both oil and gas production. Compared to the preceding quarter ended December 31, 2000, royalty income increased approximately $3,961,000, or 41%, due primarily to an increase in the price of both oil and gas as well as an increase in oil production. These increases were offset by a decrease in the production of gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                               Three-Months Ended
                        -------------------------------------------------------------
                         March 31, 2001        March 31, 2000       December 31, 2000
Production
  Oil (Bbls)                    161,033               162,626              157,846
  Gas (Mcfs)                  1,587,291             2,245,122            1,692,122

Average Price
  Oil (per Bbl)            $      25.87            $    22.07        $       24.90
  Gas (per Mcf)            $       6.34            $     2.21        $        4.09

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2001 increased approximately $26,300 compared with the first quarter of 2000. Compared to the preceding quarter ended December 31, 2000, interest income decreased approximately $1,100. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2001 increased by $42,700 compared to the same quarter of 2000 primarily due to the timing of payment of expenses for engineering services. Compared to the preceding quarter ended December 31, 2000, general and administrative expenses increased approximately $100,100. This increase was primarily due to the net effect of normal fluctuations in trust expenses.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:  May 9, 2001

    (The Trust has no directors or executive officers.)