Form 10-Q
period 2001-06-30
SABINE ROYALTY TRUST
filed 2001-08-09
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2001
                                               -------------

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

Number of units of beneficial interest outstanding at August 1, 2001:
14,579,345

                               Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2000 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2001, the distributable income for the three-month and six-month periods ended June 30, 2001 and 2000 and the changes in trust corpus for the six-month periods ended June 30, 2001 and 2000, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2001, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2001 and 2000 and changes in trust corpus for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 3, 2001

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                                June 30,
                                                  2001        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2000
------                                -----  -------------   ------------

Cash and short-term investments                $4,478,745    $ 3,300,333
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,589,654 and
  $20,455,908 at
  June 30, 2001 and
  December 31, 2000)                            1,805,531      1,939,277
                                               ----------    -----------

TOTAL                                          $6,284,276    $ 5,239,610
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  114,519     $  112,396
Other payables                                    262,591        324,514

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,907,166      4,802,700
                                               ----------    -----------

TOTAL                                          $6,284,276    $ 5,239,610
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                           THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2001                 2000
                              -----     -----------           -----------

Royalty income                          $11,451,828           $ 7,866,525
Interest income                              70,875                50,964
                                        -----------           -----------
Total                                    11,522,703             7,917,489
General and administrative
 expenses                                  (427,216)             (448,008)
                                        -----------           -----------

Distributable income                    $11,095,487           $ 7,469,481
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .76           $       .51
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                            SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2001                 2000
                              -----     -----------           -----------

Royalty income                          $25,076,039           $16,288,945
Interest income                             144,862                98,666
                                        -----------           -----------
Total                                    25,220,901            16,387,611
General and administrative
 expenses                                  (868,449)             (846,564)
                                        -----------           -----------

Distributable income                    $24,352,452           $15,541,047
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.67           $      1.07
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                     SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      2001                2000
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,802,700         $  5,154,198
Amortization of royalty
 interests                          (133,746)            (202,027)
Distributable income              24,352,452           15,541,047
Distributions                3   (23,114,240)         (15,250,730)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,907,166         $  5,242,488
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.59         $       1.05
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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2001, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  July 16           July 30        $ .26624
                  August 15         August 29      $ .26243

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2001 was $11,095,487, or $.76 per Unit. Royalty income amounted to $11,451,828 while interest income was $70,875. General and administrative expenses totaled $427,216.

     Distributions during the period were $.43061, $.24163 and $.26911 per Unit to Unit holders of record on April 16, May 15 and June 15, 2001, respectively.

     Royalty income for the quarter ended June 30, 2001 increased approximately $3,585,000, or 46%, compared with the second quarter of 2000 due to increases in both oil and gas prices. This increase in prices was offset somewhat by decreases in both oil and gas production. Compared to the preceding quarter ended March 31, 2001, royalty income decreased approximately $2,172,000, or 16%, due primarily to a decrease in the price of both oil and gas as well as a decrease in oil production. These decreases were offset by an increase in the production of gas. Royalty income for the six-month period ended June 30, 2001 increased approximately $8,787,000, or 54% compared to the first six months of 2000 due to an increase in the price of both oil and gas. This increase was tempered by decreases in the production of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                           ------------------------------------------------
                             June 30,          June 30,          March 31,
                               2001               2000              2000
Production
  Oil (Bbls)                   123,302            156,394           161,033
  Gas (Mcfs)                 1,657,542          2,173,252         1,587,291

Average Price
  Oil (per Bbl)            $     25.49        $     22.62       $     25.87
  Gas (per Mcf)            $      5.62        $      2.23       $      6.34

                                            Six-Months Ended
                           ------------------------------------------------
                              June 30, 2001                   June 30, 2000
Production
  Oil (Bbls)                        284,336                         319,020
  Gas (Mcfs)                      3,244,833                       4,418,374

Average Price
  Oil (per Bbl)            $          25.71                   $       22.34
  Gas (per Mcf)            $           5.97                   $        2.22

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2001 increased approximately $19,900 compared with the second quarter of 2000. Compared to the preceding quarter ended March 31, 2001, interest income decreased approximately $3,100. Interest income for the six-month period ended June 30, 2001 increased approximately $46,200 compared to the same time period in 2000. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2001 decreased by $20,800 compared to the same quarter of 2000 primarily due to the timing of payment of expenses for unitholder information services. Compared to the preceding quarter ended March 31, 2001, general and administrative expenses decreased approximately $14,000. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the six-month period ended June 30, 2001 increased approximately $21,900 compared with the six-month period ended June 30, 2000 due primarily to the increase in the New York Stock Exchange listing fee.

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

Date:  August 9, 2001

    (The Trust has no directors or executive officers.)