Form 10-Q
period 2001-09-30
SABINE ROYALTY TRUST
filed 2001-11-07
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                               ------------------

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

Number of units of beneficial interest outstanding at November 1, 2001:
14,579,345

                               Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2000 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2001, the distributable income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the changes in trust corpus for the nine-month periods ended September 30, 2001 and 2000, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2001, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2001 and 2000 and changes in trust corpus for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
October 31, 2001

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                             SEPTEMBER 30,
                                                  2001        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2000
------                                -----  -------------   ------------

Cash and short-term investments                $3,442,523    $ 3,300,333
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,662,446 and
  $20,455,908 at
  September 30, 2001 and
  December 31, 2000)                           $1,732,739      1,939,277
                                               ----------    -----------

TOTAL                                          $5,175,262    $ 5,239,610
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  613,191     $  112,396
Other payables                                    371,657        324,514

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,190,414      4,802,700
                                               ----------    -----------

TOTAL                                          $5,175,262    $ 5,239,610
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2001                 2000
                              -----     -----------           -----------

Royalty income                          $ 9,991,123           $ 8,455,602
Interest income                              43,287                66,152
                                        -----------           -----------
Total                                    10,034,410             8,521,754
General and administrative
 expenses                                  (417,577)             (337,828)
                                        -----------           -----------

Distributable income                    $ 9,616,833           $ 8,183,926
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .66           $       .56
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2001                 2000
                              -----     -----------           -----------

Royalty income                          $35,067,162           $24,744,547
Interest income                             188,149               164,818
                                        -----------           -----------
Total                                    35,255,311            24,909,365
General and administrative
 expenses                               $(1,286,026)           (1,184,392)
                                        -----------           -----------

Distributable income                    $33,969,285           $23,724,973
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      2.33           $      1.63
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      2001                2000
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,802,700         $  5,154,198
Amortization of royalty
 interests                          (206,538)            (278,813)
Distributable income              33,969,285           23,724,973
Distributions                3   (34,375,033)         (24,077,069)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,190,414         $  4,523,289
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       2.36         $       1.65
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

4.  PAYABLES

     Trust expenses payable consist primarily of a payment for ad valorem taxes of approximately $445,000.

     Other payables consist primarily of royalty receipts suspended pending verification of ownership interest or title.

     The Trustee believes that these other payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business.


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2001, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  October 15        October 29     $ .12464
                  November 15       November 29    $ .23238

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2001 was $9,616,833, or $.66 per Unit. Royalty income amounted to $9,991,123 while interest income was $43,287. General and administrative expenses totaled $417,577.

     Distributions during the period were $.26624, $.26243, and $.24371 per Unit to Unit holders of record on July 16, August 15 and September 17, 2001, respectively.

     Royalty income for the quarter ended September 30, 2001 increased approximately $1,536,000, or 18%, compared with the third quarter of 2000 due to increases in gas prices and production. These increases were offset somewhat by decreases in oil prices and production. Compared to the preceding quarter ended June 30, 2001, royalty income decreased approximately $1,461,000, or 13%, due primarily to a decrease in the prices of both oil and gas. This decrease was offset by an increase in the production of both oil and gas. Royalty income for the nine-month period ended September 30, 2001 increased approximately $10,323,000, or 42%, compared to the first nine months of 2000 due to an increase in the prices of both oil and gas. This increase was tempered by decreases in the production of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                             Quarter Ended
                           ------------------------------------------------
                           September 30,      September 30,       June 30,
                               2001               2000              2001
Production
  Oil (Bbls)                   129,487            133,606           123,302
  Gas (Mcfs)                 1,917,596          1,703,532         1,657,542

Average Price
  Oil (per Bbl)            $     21.85        $     26.29       $     25.49
  Gas (per Mcf)            $      4.15        $      3.20       $      5.62

                                           Nine-Months Ended
                           ----------------------------------------------------
                           September 30, 2001                September 30, 2000
Production
  Oil (Bbls)                        413,822                         452,626
  Gas (Mcfs)                      5,162,429                       6,121,906

Average Price
  Oil (per Bbl)            $          24.50                   $       23.50
  Gas (per Mcf)            $           5.30                   $        2.49

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2001 decreased approximately $22,900 compared with the third quarter of 2000. Compared to the preceding quarter ended June 30, 2001, interest income decreased approximately $27,600. Interest income for the nine-month period ended September 30, 2001 increased approximately $23,300 compared to the same time period in 2000. Changes in interest income are the result of changes in interest rates and the amount of funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2001 increased by $79,700 compared to the same quarter of 2000 primarily due to the timing of payment of expenses for printing and auditing services. Compared to the preceding quarter ended June 30, 2001, general and administrative expenses decreased approximately $9,600. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the nine-month period ended September 30, 2001 increased approximately $101,600 compared with the nine-month period ended September 30, 2000 due primarily to the increase in the transfer agent fee and the New York Stock Exchange listing fee.

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

Date:  November 7, 2001

    (The Trust has no directors or executive officers.)