Form 10-K405
period 2001-12-31
SABINE ROYALTY TRUST
filed 2002-03-25
CIK 710752

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2002, there were 14,579,345 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $328,764,230.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                 PART I
Item 1.     Business....................................................     1
            Description of the Trust....................................     1
            Assets of the Trust.........................................     2
            Liabilities of the Trust....................................     2
            Duties and Limited Powers of Trustee........................     2
            Liabilities of Trustee......................................     3
            Duration of Trust...........................................     3
            Voting Rights of Unit Holders...............................     3
            Description of Units........................................     4
            Distributions of Net Income.................................     4
            Transfer....................................................     4
            Reports to Unit Holders.....................................     5
            Liability of Unit Holders...................................     5
            Possible Divestiture of Units...............................     5
            Federal Taxation............................................     6
            State Law and Tax Considerations............................     8
            Regulation and Prices.......................................     8
            Regulation..................................................     8
            Prices......................................................    10
Item 2.     Properties..................................................    10
            Title.......................................................    11
            Reserves....................................................    11
Item 3.     Legal Proceedings...........................................    16
Item 4.     Submission of Matters to a Vote of Security Holders.........    16

                                PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    16
Item 6.     Selected Financial Data.....................................    17
Item 7.     Trustee's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................    17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    18
Item 8.     Financial Statements and Supplementary Data.................    19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    30

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........    30
Item 11.    Executive Compensation......................................    30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    30
Item 13.    Certain Relationships and Related Transactions..............    30

                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    31

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

     In order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. On December 31, 2001, the Sabine Louisiana Royalty Trust was terminated and all assets were conveyed to the Sabine Royalty Trust. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term "Royalty Properties" includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that were held indirectly through the Trust's ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

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

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2001 were $1,622,457 of which, pursuant to the terms of the Trust Agreement, $260,986 was paid to Bank of America, as Trustee, and $782,961 was paid to Bank of America, as escrow agent.

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2002, there were 14,579,345 Units outstanding.

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

     Transferees of Units transferred after October 11, 1990 may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. A unit holder generally would not have claimed percentage depletion deductions for 1990 or any subsequent year because cost depletion generally has exceeded percentage depletion.

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

     Individuals may deduct "miscellaneous itemized deductions" (including, in general, investment expenses) only to the extent that such expenses exceed two percent of the individual's adjusted gross income. Although there are exceptions to the two percent limitation, recent authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

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

     Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations and limited liability companies doing business in Texas are subject to the Texas franchise tax, which includes a calculation based upon the company's taxable income for federal income tax purposes (or comparable amounts, in the case of limited liability companies). It is unlikely that the ownership of Units would be sufficient to subject a corporate Unit holder who is not otherwise doing business in Texas and who does not have control over the Trust to the franchise tax. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

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

     Florida, Mississippi, New Mexico and Oklahoma. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment franchise tax) but not individuals. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and corporations subject to certain exceptions for S corporations which will be applicable to royalty income allocable to a Unit holder from properties located within that state. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, the Trust should be considered a grantor trust for state income tax purposes and the Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

     The Trust's average per barrel oil price increased only slightly from $23.86 in 2000 to $23.88 in 2001. The Trustee believes that the relatively small increase in the average price per barrel of crude oil realized by the Trust in 2001 can be attributed to rising prices in the first part of the year and dropping prices exacerbated by the terrorist events of September 11th and the corresponding drop in demand for fuel in industries such as the travel industry during the last few months of 2001.

  Natural Gas

     Substantial competition in the natural gas marketplace continued in 2001. In addition, competition with alternative fuels persists. Natural gas prices, which once were determined largely by governmental regulations, are now being generally governed by the marketplace. The average price received by the Trust in 2001 on natural gas volumes sold of $4.53 per Mcf represented an increase from the $2.85 per Mcf received in 2000, due largely to a relatively harsh winter and low levels of gas in storage in the first quarter of 2001.

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

     The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2001.

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

RESERVES

     The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2002 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DEGOLYER AND MACNAUGHTON
                       4925 GREENVILLE AVENUE, SUITE 400
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                 March 5, 2002

Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

     Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2002, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

     Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2001 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

     Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 50 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

     Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2001. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

     The development status shown herein represents the status applicable on January 1, 2002. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 2001, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2002, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2002. In some fields, this required that the production rates be estimated for up to 4 months since production data were available only through August 2001.

     Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rates projected.

     Net proved reserves, as of January 1, 2002, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                                           PROVED DEVELOPED        PROVED UNDEVELOPED
                                               RESERVES                 RESERVES
                                       ------------------------   ---------------------
                                          OIL,                       OIL,
                                       CONDENSATE,     SALES      CONDENSATE,    SALES
                                         AND NGL        GAS         AND NGL       GAS
STATE                                     (BBL)        (MCF)         (BBL)       (MCF)
-----                                  -----------   ----------   -----------   -------
Florida..............................     148,416        29,182          0            0
Louisiana............................     126,394     1,494,849          0            0
Mississippi..........................      99,922     3,417,581          0            0
New Mexico...........................     395,271     3,515,099          0            0
Oklahoma.............................     607,515    10,946,751          0            0
Texas................................   4,047,738    17,972,847      4,566      113,107
                                        ---------    ----------      -----      -------
          Total......................   5,425,256    37,376,309      4,566      113,107

     Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 2001. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

     Revenue values in this report were estimated using the initial prices and costs provided by Bank of America. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2002, based on receipts by the Trust in December 2001. The assumptions used for estimating future prices and costs are as follows:

  Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

     Oil, condensate, natural gas liquids, and natural gas prices based on receipts by the Trust in December 2001 were furnished by Bank of America. These prices are adjusted to posted prices as of January 1, 2002, and are held constant for the lives of the properties.

     A projection of the estimated future net revenue from the properties appraised, as of January 1, 2002, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

YEAR                                                    FUTURE NET
ENDING                                                    REVENUE
DECEMBER 31,                                                ($)
------------                                            -----------
2002.................................................    18,007,250
2003.................................................    15,585,776
2004.................................................    13,640,487
                                                        -----------
Subtotal.............................................    47,233,513
Remaining............................................   118,744,146
                                                        -----------
Total................................................   165,977,659

     The present worth of future net revenue, as of January 1, 2002, is estimated to be $86,115,013.

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

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 50 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

     The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2002 will be approximately $1,850,000.

     The present worth of future net revenue of the Trust's proved developed reserves decreased from $248,572,482 at January 1, 2001 to $86,115,013 at January 1, 2002. This decrease resulted primarily from a decrease in the oil and gas prices used in the calculation of such amount, from $25.27 per barrel of oil and $9.16 per Mcf of gas at January 1, 2001 to $17.43 per barrel of oil and $2.32 per Mcf of gas at January 1, 2002.

     Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2002, published oil prices were approximately $22.40 per barrel, which compared to $17.43 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2002, published gas prices were approximately $2.55 per Mcf. The use of such price, as compared to $2.32 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for gas.

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

                                                        SALES PRICE
                                                    --------------------      DISTRIBUTIONS
                                                     HIGH          LOW          PER UNIT
                                                    -------      -------      -------------
2001
First Quarter.....................................  $22.750      $17.650        $0.64406
Second Quarter....................................   26.980       19.800         0.94135
Third Quarter.....................................   25.550       19.400         0.77238
Fourth Quarter....................................   22.660       18.850         0.50284
2000
First Quarter.....................................  $15.250      $11.500        $0.52891
Second Quarter....................................   16.063       12.188         0.51714
Third Quarter.....................................   19.375       15.688         0.60540
Fourth Quarter....................................   19.000       16.750         0.62324

     At March 1, 2002, there were 14,579,345 Units outstanding and approximately 2,741 Unit holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED DECEMBER 31         2001          2000          1999          1998          1997
-----------------------      -----------   -----------   -----------   -----------   -----------
Royalty Income.............  $44,222,701   $34,407,684   $23,042,432   $24,075,260   $25,688,064
Distributable Income.......   42,805,378    33,122,044    21,725,813    22,941,409    24,499,892
Distributable Income per
  Unit.....................         2.94          2.27          1.49          1.57          1.68
Total Assets at Year End...    5,855,378     5,239,610     5,474,918     4,766,116     6,936,828
Distributions per Unit.....         2.86          2.27          1.41          1.65          1.64

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2000 and 2001.

     Net royalty income during 2001 increased approximately $9,815,000, or 28.5 percent, compared to 2000 net royalty income, which had increased approximately $11,365,000, or 49.3 percent, from 1999 net royalty income.

     Revenues generated by sales of oil and gas increased in 2001 from 2000 as a result of higher gas and oil prices offset somewhat by decreases in natural gas and oil volumes. Gas volumes decreased from 7,788,314 thousand cubic feet ("Mcf") in 2000 to 7,701,397 Mcf in 2001 after decreasing from 8,709,114 Mcf in 1999. The average price per Mcf of gas received by the Trust increased from $2.85 per Mcf in 2000 to $4.53 per Mcf in 2001, after increasing from $1.88 per Mcf in 1999. The Trustee believes that normal market forces and a relatively harsh winter during the first quarter of 2001 resulted in the higher gas prices.

     Oil volumes sold decreased to 573,354 barrels in 2001 from 610,472 barrels in 2000, having increased from 581,236 barrels in 1999. The effect of this volume decrease was tempered by a slight increase in the average price per barrel received by the Trust to $23.88 in 2001 from $23.86 in 2000 and $15.50 in 1999. The effect of volatile world market conditions contributed to the increase in prices in the first months of 2001 while the effects of the terrorist acts on September 11th and the corresponding drop in demand for fuel by such industries as the travel industry led to a decrease in prices in the last several months of 2001 that resulted in the small increase in the average price of oil.

     Interest income decreased to $205,000 in 2001 from $240,000 in 2000, which increased from $118,000 in 1999. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $1,622,000 in 2001 compared to $1,526,000 in 2000 due to increases in the transfer agent fees and auditing services of approximately $19,000 and $21,000, respectively, as well as an increase of approximately $11,000 in the New York Stock Exchange listing fee. General and administrative expenses increased to $1,526,000 in 2000 compared to $1,435,000 in 1999 due to increases in escrow agent's fees and trustee fees of approximately $96,000 and $32,000, respectively.

     Fortunately, none of our employees were lost or injured, and none of our properties or records was damaged, as a result of the terrorist attacks that occurred in the United States on September 11, 2001. However, at this time, we are unable to predict the long-term impact of these events, or of the domestic and foreign response, on either our industry as a whole or on our operations and financial condition in particular.

FORWARD-LOOKING STATEMENTS

     This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, "Business", certain reserve information and other statements contained in Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2001 and 2000, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March   , 2002

                              SABINE ROYALTY TRUST

                              FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
ASSETS
Cash and short-term investments.............................  $4,140,971      $3,300,333
Royalty interests in oil and gas properties less accumulated amortization of $20,680,778 (2001) and $20,455,908
  (2000)....................................................   1,714,407       1,939,277
                                                              ----------      ----------
Total.......................................................  $5,855,378      $5,239,610
                                                              ==========      ==========

LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $  127,074      $  112,396
Other payables (Note 4).....................................      51,207         324,514
Trust corpus (14,579,345 units of beneficial interest
  authorized and outstanding)...............................   5,677,097       4,802,700
                                                              ----------      ----------
Total.......................................................  $5,855,378      $5,239,610
                                                              ==========      ==========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2001             2000             1999
                                                   -----------      -----------      -----------
Royalty income...................................  $44,222,701      $34,407,684      $23,042,432
Interest income..................................      205,134          239,909          118,209
                                                   -----------      -----------      -----------
Total............................................   44,427,835       34,647,593       23,160,641
General and administrative expenses (Note 6).....    1,622,457        1,525,549        1,434,828
                                                   -----------      -----------      -----------
Distributable income.............................  $42,805,378      $33,122,044      $21,725,813
                                                   ===========      ===========      ===========
Distributable income per unit (Basic and Assuming
  Dilution) (14,579,345 units) (Note 1)..........  $      2.94      $      2.27      $      1.49
                                                   ===========      ===========      ===========
Distributions per unit (Note 3)..................  $      2.86      $      2.27      $      1.41
                                                   ===========      ===========      ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                     2001              2000              1999
                                                 ------------      ------------      ------------
Trust corpus, beginning of year................  $  4,802,700      $  5,154,199      $  4,326,145
Amortization of royalty interests..............      (224,870)         (310,044)         (384,784)
Distributable income...........................    42,805,378        33,122,044        21,725,813
Distributions to unit holders (Note 3).........   (41,706,111)      (33,163,499)      (20,512,975)
                                                 ------------      ------------      ------------
Trust corpus, end of year......................  $  5,677,097      $  4,802,700      $  5,154,199
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

4. OTHER PAYABLES

     Other payables consist of the following:

DECEMBER 31,                                                   2001        2000
------------                                                  -------    --------
Funds due to payors for royalties erroneously forwarded to
  the Trust.................................................  $     9    $  1,707
Royalty receipts in suspense pending verification of
  ownership interest or title...............................  $51,198    $322,807
                                                              -------    --------
          Total.............................................  $51,207    $324,514
                                                              =======    ========

     The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

     Subsequent to December 31, 2001, the Trust declared the following distributions:

MONTHLY RECORD DATE    PAYMENT DATE     DISTRIBUTION PER UNIT
-------------------    ------------     ---------------------
January 15, 2002     January 29, 2002          $.27263
February 15, 2002    February 28, 2002         $.11955
March 15, 2002       March 29, 2002            $.11574

                              SABINE ROYALTY TRUST

6. TRUSTEE'S FEES AND EXPENSES

     Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:

                                                       2001         2000        1999
                                                    ----------   ----------   --------
Trustee's fee.....................................  $  260,986   $  251,246   $219,408
Escrow agent's fee................................     782,961      753,747    658,234
                                                    ----------   ----------   --------
Total fees and expenses...........................  $1,043,947   $1,004,993   $877,642
                                                    ==========   ==========   ========

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2001 and 2000 (in thousands, except per Unit amounts):

CALENDAR                                     ROYALTY     DISTRIBUTABLE     DISTRIBUTABLE
QUARTER                                      INCOME         INCOME        INCOME PER UNIT
--------                                     -------     -------------    ---------------
2001
  First Quarter............................  $13,624        $13,257            $0.91
  Second Quarter...........................   11,452         11,095             0.76
  Third Quarter............................    9,991          9,617             0.66
  Fourth Quarter...........................    9,156          8,836             0.61
                                             -------        -------            -----
                                             $44,223        $42,805            $2.94
                                             =======        =======            =====
2000
  First Quarter............................  $ 8,422        $ 8,072            $0.55
  Second Quarter...........................    7,867          7,469             0.51
  Third Quarter............................    8,456          8,184             0.56
  Fourth Quarter...........................    9,663          9,397             0.65
                                             -------        -------            -----
                                             $34,408        $33,122            $2.27
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

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
January 1, 1999.............................................    6,206      39,054
  Revisions of previous statements..........................      176       6,698
  Production................................................     (631)     (8,960)
                                                                -----      ------
December 31, 1999...........................................    5,751      36,792
  Revisions of previous statements..........................      412       8,927
  Production................................................     (611)     (7,243)
                                                                -----      ------
December 31, 2000...........................................    5,552      38,476
  Revisions of previous statements..........................      396       4,962
  Production................................................     (518)     (5,949)
                                                                -----      ------
December 31, 2001...........................................    5,430      37,489
                                                                =====      ======

     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
Proved developed reserves:
  January 1, 1999...........................................    6,206      39,054
  December 31, 1999.........................................    5,738      36,665
  December 31, 2000.........................................    5,546      38,334
  December 31, 2001.........................................    5,425      37,376

DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($17.43 per bbl and $2.32 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.

DECEMBER 31,                                        2001        2000         1999
------------                                      --------    ---------    --------
Future net cash inflows.........................  $165,978    $ 450,494    $196,274
Discount of future net cash flows at 10%........   (79,863)    (201,922)    (90,762)
                                                  --------    ---------    --------
Standardized measure of discounted future net
  cash flows....................................  $ 86,115    $ 248,572    $105,512
                                                  ========    =========    ========

                              SABINE ROYALTY TRUST

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                    2001         2000        1999
                                                  ---------    --------    --------
Standardized measure of discounted future net
  cash flows, January 1.........................  $ 248,572    $105,512    $ 71,414
Royalty income, net of severance and ad valorem
  taxes.........................................    (44,223)    (34,408)    (23,085)
Changes in prices, net of related costs.........   (123,464)    119,910      40,434
Revisions of previous estimates and other.......    (19,627)     47,007       9,608
Accretion of discount...........................     24,857      10,551       7,141
                                                  ---------    --------    --------
Standardized measure of discounted future net
  cash flows, December 31,......................  $  86,115    $248,572    $105,512
                                                  =========    ========    ========

     Subsequent to year end, both the price of oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2002, published oil prices were approximately $22.40 per barrel, which compared to $17.43 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2002, published gas prices were approximately $2.55 per Mcf. The use of such price, as compared to $2.32 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for gas.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee on Behalf of Unit Holders of Sabine Royalty Trust:

     We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the "Trustee"), as trustee and escrow agent, for the years ended December 31, 2001, 2000 and 1999. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     As described in Note 3 , the Statements of Fees and Expenses were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2001, 2000 and 1999, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERSLLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March   , 2002

                        STATEMENTS OF FEES AND EXPENSES
                        PAID BY SABINE ROYALTY TRUST TO
                           BANK OF AMERICA, N.A., AS
                TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                  YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

                                                        2001           2000          1999
                                                     ----------     ----------    ----------
Trustee's fee......................................  $  260,986     $  251,246    $  219,408
Escrow agent's fee.................................     782,961        753,747       658,234
                                                     ----------     ----------    ----------
Total fees and expenses............................  $1,043,947      1,004,993       877,642
                                                     ==========     ==========    ==========

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

     The compensation agreement under the Trust Agreement provides for a "cost plus" fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust's first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forgo bonuses earned of 56,041, 14,989 and 15,202 in 2001, 2000 and 1999 respectively.

     2. Escrow Agent's fees and Trustee's fees consist of a profit margin plus all fully allocated costs incurred by the Bank, as Trustee and as Escrow Agent, in performing administrative services to the Trust as specified in the Trust Agreement. Allocated costs do not include any professional and related expenses paid to third parties.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. As of March 15, 2002 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 4, 2002 an aggregate of 242,321 Units in various fiduciary capacities, and it had sole voting and investment power with respect to none of such Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8 of this report)

     Independent Auditors' report

     Statements of Assets, Liabilities and Trust Corpus at December 31, 2001 and 2000

     Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2001

     Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2001

     Notes to Financial Statements

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2002 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2001.

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

Date: March 25, 2002

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2002 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2001.

---------------

 * Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.