Form 10-Q
period 2002-06-30
SABINE ROYALTY TRUST
filed 2002-08-14
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2002
                                               -------------

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

Number of units of beneficial interest outstanding at August 1, 2002:
14,579,345

                               Page 1 of 15 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2001 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2002, the distributable income for the three-month and six-month periods ended June 30, 2002 and 2001 and the changes in trust corpus for the six-month periods ended June 30, 2002 and 2001, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2002, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2002 and 2001 and changes in trust corpus for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 6, 2002

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

                                                JUNE 30,
                                                  2002        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2001
------                                -----  -------------   ------------

Cash and short-term investments                $2,667,353    $ 4,140,971
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,794,188 and
  $20,680,778 at
  June 30, 2002 and
  December 31, 2001)                            1,600,997      1,714,407
                                               ----------    -----------

TOTAL                                          $4,268,350    $ 5,855,378
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  155,953     $  127,074
Other payables                                    365,021         51,207

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               3,747,376      5,677,097
                                               ----------    -----------

TOTAL                                          $4,268,350    $ 5,855,378
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2002                 2001
                              -----     -----------           -----------

Royalty income                          $ 6,091,686           $11,451,828
Interest income                              10,431                70,875
                                        -----------           -----------
Total                                     6,102,117            11,522,703
General and administrative
 expenses                                  (448,725)             (427,216)
                                        -----------           -----------

Distributable income                    $ 5,653,392           $11,095,487
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .39           $       .76
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.


                                            SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2002                 2001
                              -----     -----------           -----------

Royalty income                          $13,063,140           $25,076,039
Interest income                              20,881               144,862
                                        -----------           -----------
Total                                    13,084,021            25,220,901
General and administrative
 expenses                                  (868,578)             (868,449)
                                        -----------           -----------

Distributable income                    $12,215,443           $24,352,452
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .84           $      1.67
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                    SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      2002                2001
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,677,097         $  4,802,700
Amortization of royalty
 interests                          (113,410)            (133,746)
Distributable income              12,215,443           24,352,452
Distributions                3   (14,031,754)         (23,114,240)
                                ------------         ------------

Trust corpus, end
 of period                      $  3,747,376         $  5,907,166
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .96         $       1.59
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

      The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana. As of December 31, 2001, Bank of America has assumed the responsibilities and functions as escrow agent and trustee of the Sabine Louisiana Royalty Trust.

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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2002, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date               Date            per Unit
                  ----------        -------        ------------
                  July 15           July 29        $.08743
                  August 15         August 29      $.25240

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2002 was $5,653,392 or $.39 per Unit. Royalty income for the same period amounted to $6,091,686 while interest income was $10,431. General and administrative expenses for the three months ended June 30, 2002 totaled $448,725.

     Distributions during the period were $.21475, $.10526, and $.13451 per Unit to Unit holders of record on April 15, May 15 and June 17, 2002, respectively.

     Royalty income for the quarter ended June 30, 2002 decreased approximately $5,360,000, or 47%, compared with the second quarter of 2001 due to decreases in both gas and oil prices and production. Compared to the preceding quarter ended March 31, 2002, royalty income decreased approximately $880,000 or 13% due to decreases in gas prices and production as well as a decrease in oil production. These decreases were tempered by an increase in the price of oil. Royalty income for the six-month period ended June 30, 2002 decreased approximately $12,013,000 or 48% compared to the first six months of 2001 due primarily to decreases in both gas and oil prices as well as decreases in both gas and oil production.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                          June 30, 2002         June 30, 2001         March 31, 2002
Production
  Oil (Bbls)                    104,183               123,302              138,290
  Gas (Mcfs)                  1,441,334             1,657,542            1,732,036

Average Price
  Oil (per Bbl)            $      21.85            $    25.49        $       17.74
  Gas (per Mcf)            $       2.32            $     5.62        $        2.39

                                    Six-Months Ended
                          -----------------------------------
                          June 30, 2002         June 30, 2001
Production
  Oil (Bbls)                    242,473               284,336
  Gas (Mcfs)                  3,173,370             3,244,833

Average Price
  Oil (per Bbl)            $      19.50            $    25.71
  Gas (per Mcf)            $       2.36            $     5.97

     It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2002 decreased approximately $60,400 compared with the second quarter of 2001. Compared to the preceding quarter ended March 31, 2002, interest income was relatively unchanged. Interest income for the six-month period ended June 30, 2002 decreased approximately $124,000 compared to the same time period in 2001. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2002 increased by $21,500 compared to the same quarter of 2001 primarily due to the timing of payment of expenses for engineering and tax reporting services. Compared to the preceding quarter ended March 31, 2002, general and administrative expenses increased approximately $28,900. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the six-month period ended June 30, 2002 were relatively unchanged compared with the same time period ended June 30, 2001.

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

Date:  August 14, 2002

    (The Trust has no directors or executive officers.)