Form 10-Q
period 2002-09-30
SABINE ROYALTY TRUST
filed 2002-11-14
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2002
                                              ------------------

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

Number of units of beneficial interest outstanding at November 1, 2002:
14,579,345

                               Page 1 of 16 Pages

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2001 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2002, the distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2002, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001 and changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2002

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)


                                             SEPTEMBER 30,    DECEMBER 31,
ASSETS                                NOTES       2002           2001
------                                -----  -------------   ------------

Cash and short-term investments                $2,561,382    $ 4,140,971
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,866,690 and
  $20,680,778 at
  September 30, 2002 and
  December 31, 2001)                            1,528,495      1,714,407
                                               ----------    -----------

TOTAL                                          $4,089,877    $ 5,855,378
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                  4      $  780,935     $  127,074
Other payables                          4         183,264         51,207

Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               3,125,678      5,677,097
                                               ----------    -----------

TOTAL                                          $4,089,877    $ 5,855,378
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2002                 2001
                              -----     -----------           -----------

Royalty income                          $ 7,818,935           $ 9,991,123
Interest income                              13,599                43,287
                                        -----------           -----------
Total                                     7,832,534            10,034,410
General and administrative
 expenses                                  (419,220)             (417,577)
                                        -----------           -----------

Distributable income                    $ 7,413,314           $ 9,616,833
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .51           $       .66
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.


                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2002                 2001
                              -----     -----------           -----------

Royalty income                          $20,882,075           $35,067,162
Interest income                              34,480               188,149
                                        -----------           -----------
Total                                    20,916,555            35,255,311
General and administrative
 expenses                                (1,287,798)           (1,286,026)
                                        -----------           -----------

Distributable income                    $19,628,757           $33,969,285
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.35           $      2.33
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                 NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      2002                2001
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  5,677,097         $  4,802,700
Amortization of royalty
 interests                          (185,912)            (206,538)
Distributable income              19,628,757           33,969,285
Distributions                3   (21,994,264)         (34,375,033)
                                ------------         ------------

Trust corpus, end
 of period                      $  3,125,678         $  4,190,414
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.51         $       2.36
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

4.  PAYABLES

     Trust expenses payable consist primarily of an amount owed for ad valorem taxes of approximately $650,000.

     Other payables consist primarily of royalty receipts suspended pending verification of ownership interest or title.

     The Trustee believes that these other payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business.


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2002, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date              Date            per Unit
                  -----------       -------        ------------
                  October 15        October 29       $.11029
                  November 15       November 29      $.16117

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

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2002 was $7,413,314 or $.51 per Unit. Royalty income amounted to $7,818,935 while interest income was $13,599. General and administrative expenses totaled $419,220.

     Distributions during the period were $.08743, $.25240, and $.20632 per Unit to Unit holders of record on July 15, August 15 and September 16, 2002, respectively.

     Royalty income for the quarter ended September 30, 2002 decreased approximately $2,172,000, or 22%, compared with the third quarter of 2001 due to decreases in gas prices. This decrease was offset somewhat by increases in gas production as well as increases in oil prices and production. Compared to the preceding quarter ended June 30, 2002, royalty income increased approximately $1,727,000, or 28%, due to increases in the price of both oil and gas and an increase in the production of both oil and gas. Royalty income for the nine-month period ended September 30, 2002 decreased approximately $14,185,000 or 40% compared to the first nine months of 2001 due to decreases in the price of both oil and gas. This decrease was exacerbated by decreases in the production of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                           September 30,         September 30,           June 30,
                               2002                  2001                  2002
Production
  Oil (Bbls)                    163,921               129,487              104,183
  Gas (Mcfs)                  1,979,665             1,917,596            1,441,334

Average Price
  Oil (per Bbl)            $      23.53            $    21.85        $       21.85
  Gas (per Mcf)            $       3.02            $     4.15        $        2.32

                                   Nine-Months Ended
                          -----------------------------------
                          September 30,         September 30,
                              2002                  2001
Production
  Oil (Bbls)                    406,394               413,822
  Gas (Mcfs)                  5,153,035             5,162,429

Average Price
  Oil (per Bbl)            $      21.13            $    24.50
  Gas (per Mcf)            $       2.61            $     5.30

     Gas revenues received for the three months ended September 30, 2002, related primarily to production for April through June. The average price of gas reported by the Henry Hub for the same time period was $3.05 per Mcf. The average price of gas for the Henry Hub was $2.67 per Mcf for January through June. Oil revenues for the three months ended September 30, 2002 related primarily to production for May through July. The average price of oil as reported by Nymex for that time period was $26.51 per barrel. The average price of oil was $24.50 per barrel for January 2002 through July 2002. As of November 1, 2002, the average price of gas for the Henry Hub was $3.89 per Mcf and the average price of oil reported by Nymex was $27.22 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2002 decreased approximately $29,700 compared with the third quarter of 2001. Compared to the preceding quarter ended June 30, 2002, interest income increased approximately $3,200. Interest income for the nine-month period ended September 30, 2002 decreased approximately $153,700 compared to the same time period in 2001. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2002 increased by $1,600 compared to the same quarter of 2001 primarily due to the timing of payment of expenses for printing and auditing services. Compared to the preceding quarter ended June 30, 2002, general and administrative expenses decreased approximately $29,500. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the nine-month period ended September 30, 2002 increased approximately $1,800 compared with the nine-month period ended September 30, 2001 due primarily to an increase in printing fees.

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


                          PART II - OTHER INFORMATION

Items 1-5 not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The exhibit listed below is filed as part of this report:

         Exhibit 99.1

                    Certificate by Bank of America, Trustee of Sabine Royalty Trust, dated November 13, 2002 and submitted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                    Section 1350).

         (b) On August 14, 2002, the Trust filed a report on Form 8-K to furnish the Trustee's certification of the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2002 as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    SABINE ROYALTY TRUST

                                    By: Bank of America, N.A.
                                        Trustee


                                    By:  /s/ Ron E. Hooper
                                        --------------------------------------
                                        Ron E. Hooper
                                        Senior Vice President and
                                        Trust Administrator

Date:  November 13, 2002

    (The Trust has no directors or executive officers.)

                                 CERTIFICATIONS

I, Ron Hooper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sabine Royalty Trust, for which Bank of America, N.A. acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

         a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                       By: /s/ Ron Hooper
                                                 -------------------------------
                                                 Ron Hooper
                                                 Senior Vice President and
                                                 Trust Administrator
                                                 Bank of America, N.A.

                                INDEX TO EXHIBITS


      Exhibit No.          Description
      -----------          -----------
         99.1              Certificate by Bank of America, Trustee of Sabine
                           Royalty Trust, dated November 13, 2002 and
                           submitted pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).