Form 10-K
period 2002-12-31
SABINE ROYALTY TRUST
filed 2003-03-27
CIK 710752

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of
1934). Yes [X]   No [ ]

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $331 million.

     At March 19, 2003, there were 14,579,345 units of beneficial interest outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                 PART I
Item 1.     Business....................................................     1
            Description of the Trust....................................     1
              Assets of the Trust.......................................     2
              Liabilities of the Trust..................................     2
              Duties and Limited Powers of Trustee......................     2
              Liabilities of Trustee....................................     3
              Duration of Trust.........................................     3
              Voting Rights of Unit Holders.............................     3
            Description of Units........................................     4
              Distributions of Net Income...............................     4
              Transfer..................................................     4
              Reports to Unit Holders...................................     5
              Liability of Unit Holders.................................     5
              Possible Divestiture of Units.............................     5
            Federal Taxation............................................     6
            State Tax Considerations....................................     8
            Regulation and Prices.......................................     9
              Regulation................................................     9
              Prices....................................................    10
Item 2.     Properties..................................................    11
            Title.......................................................    11
            Reserves....................................................    11
Item 3.     Legal Proceedings...........................................    16
Item 4.     Submission of Matters to a Vote of Security Holders.........    16

                                PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    16
Item 6.     Selected Financial Data.....................................    17
Item 7.     Trustee's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................    17
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................    21
Item 8.     Financial Statements and Supplementary Data.................    22
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    34

                                PART III

Item 10.    Directors and Executive Officers of the Registrant..........    34
Item 11.    Executive Compensation......................................    34
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    34
Item 13.    Certain Relationships and Related Transactions..............    34
Item 14.    Controls and Procedures.....................................    34

                                PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    35

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

     The Trust created an Internet website in early 2003, and as a result, during 2002, did not offer website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act; however, such reports will now be made available at http://www.sbr-sabineroyalty.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

     In order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. On December 31, 2001, Bank of America, N.A. assumed the duties as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term "Royalty Properties" includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that were held indirectly through the Trust's ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

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

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee's fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2002 were $1,638,044 of which, pursuant to the terms of the Trust Agreement, $284,172 was paid to Bank of America, as Trustee, and $852,520 was paid to Bank of America, as escrow agent.

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

DURATION OF TRUST

     The Trust is irrevocable and Pacific (USA) has no power to terminate the Trust or, except with respect to certain corrective amendments, to alter or amend the terms of the Trust Agreement. The Trust will exist until it is terminated by (i) two successive fiscal years in which the Trust's gross revenues from the Royalty Properties are less than $2,000,000 per year, (ii) a vote of Unit holders as described below under "Voting Rights of Unit Holders" or
(iii) operation of provisions of the Trust Agreement intended to permit compliance by the Trust with the "rule against perpetuities". Legislation is pending in the 2003 Texas legislature that would repeal the "rule against perpetuities". Future Trust reports will provide information regarding the status of this legislation and the effect, if any, on the Trust.

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 19, 2003, there were 14,579,345 Units outstanding.

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

                                FEDERAL TAXATION

     THE TAX CONSEQUENCES TO A UNIT HOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNIT HOLDER'S TAX CIRCUMSTANCES. EACH UNIT HOLDER SHOULD THEREFORE CONSULT THE UNIT HOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNIT HOLDER OF THE OWNERSHIP OF UNITS.

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

     Transferees of Units transferred after October 11, 1990, may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. A Unit holder generally would not have claimed percentage depletion deductions for 1990 or any subsequent year because cost depletion generally has exceeded percentage depletion.

     If a taxpayer disposes of any "section 1254 property" (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under section 611 of the Internal Revenue Code (the "Code") (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

     In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders by the Trustee, the conveyances by Sabine Corporation of the Royalty Properties located in 5 of the 6 states provided for the execution of an escrow agreement by Sabine Corporation and InterFirst (the initial trustee of the Trust), in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine Corporation of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine Corporation and

Hibernia National Bank in New Orleans, in the capacities of escrow agent and of trustee of Sabine Louisiana Royalty Trust.

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

     Assuming that the escrow arrangements are recognized for federal income tax purposes and that the Trustee and the escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each Monthly Record Date. The Trustee and the escrow agents may not be able to cause third party expenses to be incurred on each Monthly Record Date in all instances. Cash basis Unit holders, however, should be treated as having paid all expenses and fees only when such expenses and fees are actually paid. Even if the escrow arrangements are recognized for federal income tax purposes, however, accrual basis Unit holders might be considered to have accrued expenses when such expenses are incurred rather than on each Monthly Record Date when paid.

     No ruling was requested from the Service with respect to the effect of the escrow arrangements. Due to the absence of direct authority and the factual nature of the characterization of the relationship among the escrow agents, Pacific (USA) and the Trust, no opinion has been expressed by legal counsel with respect to the tax consequences of the escrow arrangements. In the absence of the escrow arrangements, the Unit holders would be deemed to receive or accrue income from production from the Royalty Properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. If the escrow arrangements are recognized, the income from the Royalty Properties for a calendar month and interest income thereon will be taxed to the holder of the Unit on the next Monthly Record Date without regard to the ownership of the Unit prior to that date. The Trustee is treating the escrow arrangements as effective for tax purposes and furnishes tax information to Unit holders on that basis.

     The Service might take the position that the escrow arrangements should be ignored for federal tax purposes. In such case, the Trustee could be required to report the proceeds from production and interest income thereon to the Unit holders on a daily basis resulting in a substantial increase in the administrative expenses of the Trust. In the event of a transfer of a Unit, the income and the depletion deduction attributable to the Royalty Properties for the period up to the date of transfer would be allocated to the transferor, and the income and depletion deduction attributable to the Royalty Properties on and after the date of transfer would be allocated to the transferee, even though the transferee was the holder of the Unit on the next Monthly Record Date and, therefore, would be entitled to the monthly income distribution. Thus, if the escrow arrangements are not recognized, a mismatching of such income and deduction could occur between a transferor and a transferee upon the transfer of a Unit.

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

     Interest and royalty income attributable to ownership of Units and any gain on the sale thereof are considered portfolio income, and not income from a "passive activity," to the extent a Unit holder acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Therefore, interest and royalty income attributable to ownership of Units generally may not be offset by losses from any passive activities.

     Individuals may deduct "miscellaneous itemized deductions" (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual's adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

     The foregoing summary is not exhaustive and does not purport to be complete. Many other provisions of the federal tax laws may affect individual Unit holders. Each Unit holder should consult his or her personal tax adviser with respect to the effects of his or her ownership of Units on his or her personal tax situation.

                            STATE TAX CONSIDERATIONS

     THE FOLLOWING IS INTENDED AS A BRIEF SUMMARY OF CERTAIN INFORMATION REGARDING STATE INCOME TAXES AND OTHER STATE TAX MATTERS AFFECTING THE TRUST AND THE UNIT HOLDERS. UNIT HOLDERS SHOULD CONSULT THE UNIT HOLDER'S TAX ADVISOR REGARDING STATE INCOME TAX FILING AND COMPLIANCE MATTERS.

     Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations and limited liability companies doing business in Texas are subject to the Texas franchise tax, which includes a calculation based upon the company's taxable income for federal income tax purposes (or comparable amounts, in the case of limited liability companies). It is unlikely that the ownership of Units would be sufficient to subject a corporate Unit holder to the franchise tax who is not otherwise doing business in Texas and who does not have control over the Trust or the trustee of the trust. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

     Louisiana. Income of the Units attributable to interests located in Louisiana will, subject to applicable minimum filing requirements, be subject to Louisiana income tax, and the Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Additionally, both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana inheritance and other taxes and probate, community property, forced heirship and other rules. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana inheritance taxes or probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax.

     Florida, Mississippi, New Mexico and Oklahoma. Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will be applicable to royalty income allocable to a corporate Unit holder from properties located within Florida. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and corporations (subject to certain exceptions for S corporations), which will be applicable to royalty income allocable to a Unit holder from properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, the Trust should be considered a grantor trust for state income tax purposes and the Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

     Generally, the state income tax in all of the aforementioned states is computed as a percentage of taxable income attributable to the particular state. Furthermore, even though there are variances from state to state, taxable income for state purposes is often computed in a manner similar to the computation of taxable income for federal income tax purposes. Some of these states give credit for taxes paid by their residents on income from sources in other states. In certain of these states, a Unit holder is required to file a state income tax return if income is attributable to the Unit holder even though no tax is owed.

                             REGULATION AND PRICES

REGULATION

  General

     Exploration for and production and sale of oil and gas are extensively regulated at the national, state and local levels. Oil and gas development and production activities are subject to state law, regulation and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, prevention of waste, and pollution and protection of the environment. These laws, regulations and orders have in the past and may again restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

     Laws affecting the oil and gas industry and the distribution of its products are under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous governmental departments and agencies are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for the failure to comply.

  Natural Gas

     Prices for the sale of natural gas, like the sale of other commodities, are governed by the marketplace and the provisions of applicable gas sales contracts. The Federal Energy Regulatory Commission ("FERC"), which principally is responsible for regulating interstate transportation and the sale of natural gas, has taken significant steps in the implementation of a policy to restructure the natural gas pipeline industry to promote full competition in the sales of natural gas, so that all natural gas suppliers, including pipelines, can compete equally for sales customers. This policy has been implemented largely through restructuring proceedings and is subject to continuing refinement. The effects of this policy are now presumably fully reflected in the natural gas markets. The current policy of FERC continues to promote increased competition among gas industry participants. Accordingly, Order 636 and various other orders have been proposed and implemented to encourage nondiscriminatory open-access transportation by interstate pipelines and to provide for the unbundling of pipeline services so that such services may also be furnished by nonpipeline suppliers on a competitive basis.

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

PRICES

  Oil

     The Trust's average per barrel oil price decreased from $23.88 in 2001 to $21.82 in 2002. The Trustee believes that the sluggish economy continued the weak demand for fuel by such industries as the travel and transportation industries and led to the decrease in the price of oil. This decrease was somewhat offset in the last half of the year by slightly increasing oil prices due primarily to international instability. The price of domestic oil in major part is set by OPEC. Consequently, crude oil market prices are not predictable or completely subject to normal free market forces.

  Natural Gas

     Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2002 on natural gas volumes sold of $2.70 per Mcf represented a decrease from the $4.53 per Mcf received in 2001, due largely to a relatively mild winter during the first quarter of 2002 and the continuing sluggish economy. This price decrease was somewhat offset in the last half of the year by increasing gas prices due primarily to international instability.

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

     The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2002.

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

RESERVES

     The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2003 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust.

                            DEGOLYER AND MACNAUGHTON
                       4925 GREENVILLE AVENUE, SUITE 400
                               ONE ENERGY SQUARE
                              DALLAS, TEXAS 75206

                                 March 14, 2003

Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

     Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2003, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

     Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2002 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

     Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves attributable to many of these interests, certain of them representing approximately 47 percent of the total reserves of the properties included herein were summarized by state or field and worked in total rather than being appraised individually. Historical records of net production and revenue and experience with similar properties were used in analyzing these properties.

     Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2002. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure bases of the states in which the interests are located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separations and processing. Condensate reserves estimated herein are those to be obtained from normal separator recovery. NGL reserves are those attributed to the leasehold interests according to processing agreements.

     Petroleum reserves included in this report are classified as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs as of the date the estimate is made, including consideration of changes in estimating prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

     The development status shown herein represents the status applicable on January 1, 2003. In the preparation of this study, data available from wells drilled on the appraised properties through December 31, 2002, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2003, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2003. In some fields, this required that the production rates be estimated for up to 6 months since production data were available only through June 2002.

     Future oil, condensate, NGL, and gas producing rates estimated for this report are based on production rates considering the most recent figures available. The rates used for future production are rates that we feel are within the capacity of the well or reservoir to produce. This information has been considered in arriving at the rates projected.

     Net proved reserves, as of January 1, 2003, attributable to the Trust from the properties appraised are estimated in barrels (bbl) or thousands of cubic feet (Mcf) as follows:

                                        PROVED DEVELOPED             PROVED UNDEVELOPED
                                            RESERVES                      RESERVES
                                 ------------------------------   -------------------------
                                       OIL                              OIL,
                                   CONDENSATE,         SALES        CONDENSATE,      SALES
                                     AND NGL            GAS           AND NGL         GAS
                                      (BBL)            (MCF)           (BBL)         (MCF)
STATE                            ----------------   -----------   ----------------   ------
Florida........................       103,067            18,375             0             0
Louisiana......................       102,611           866,627             0             0
Mississippi....................        98,987         2,885,552        16,252        25,241
New Mexico.....................       407,369         3,057,227             0             0
Oklahoma.......................       581,475        11,172,359             0        30,662
Texas..........................     3,773,250        18,238,618         2,278        37,252
                                    ---------       -----------        ------        ------
  Total........................     5,066,769        36,238,758        18,530        93,155

     Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on December 31, 2002. Future gross revenue is defined as that revenue to he realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

     Revenue values in this report were estimated using the initial prices and costs provided by Bank of America. Future prices were estimated using guidelines established by the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2003, based on receipts by the Trust in December 2002. The assumptions used for estimating future prices and costs are as follows:

  OIL, CONDENSATE, NATURAL GAS LIQUIDS, AND NATURAL GAS PRICES

     Oil, condensate, natural gas liquids, and natural gas prices based on receipts by the Trust in December 2002 were furnished by Bank of America. These prices are adjusted to posted prices as of January 1, 2003, and are held constant for the lives of the properties.

     A projection of the estimated future net revenue from the properties appraised, as of January 1, 2003, based on the aforementioned assumptions concerning prices and costs is summarized as follows:

YEAR                                                            FUTURE NET
ENDING                                                           REVENUE
DECEMBER 31                                                        ($)
-----------                                                    ------------
2003........................................................     27,762,873
2004........................................................     24,597,571
2005........................................................     21,795,084
                                                               ------------
Subtotal....................................................     74,155,528
Remaining...................................................    196,356,998
                                                               ------------
Total.......................................................    270,512,526

     The present worth of future net revenue, as of January 1, 2003, is estimated to be $138,455,065.

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

     In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however,
(i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 47 percent of the Trust's total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

     The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee's and escrow agents' fees and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2003 will be approximately $1,850,000.

     The present worth of future net revenue of the Trust's proved developed reserves increased from $86,115,013 at January 1, 2002 to $138,455,065 at January 1, 2003. This increase resulted primarily from an increase in the oil and gas prices used in the calculation of such amount, from $17.43 per barrel of oil and $2.32 per Mcf of gas at January 1, 2002 to $29.20 per barrel of oil and $4.13 per Mcf of gas at January 1, 2003.

     Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 3, 2003, published oil prices were approximately $35.88 per barrel, which compared to $29.20 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 3, 2003, published gas prices were approximately $8.81 per Mcf. The use of such price, as compared to $4.13 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for gas.

     The volatile nature of the world energy markets makes it difficult to estimate future prices of oil and gas. The prices obtained for oil and gas depend upon numerous factors, none of which is within the Trustee's control, including the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations.

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

                                                        SALES PRICE
                                                    --------------------      DISTRIBUTIONS
                                                     HIGH          LOW          PER UNIT
                                                    -------      -------      -------------
2002
First Quarter.....................................  $24.450      $21.100        $0.50792
Second Quarter....................................   26.140       20.350         0.45452
Third Quarter.....................................   25.050       15.000         0.54615
Fourth Quarter....................................   25.400       21.500         0.37024
2001
First Quarter.....................................  $22.750      $17.650        $0.64406
Second Quarter....................................   26.980       19.800         0.94135
Third Quarter.....................................   25.550       19.400         0.77238
Fourth Quarter....................................   22.660       18.850         0.50284

     At March 5, 2003, there were 14,579,345 Units outstanding and approximately 2,615 Unit holders of record.

     The Trust does not maintain any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED DECEMBER 31         2002          2001          2000          1999          1998
-----------------------      -----------   -----------   -----------   -----------   -----------
Royalty Income.............  $28,134,458   $44,222,701   $34,407,684   $23,042,432   $24,075,260
Distributable Income.......   26,539,751    42,805,378    33,122,044    21,725,813    22,941,409
Distributable Income per
  Unit.....................         1.82          2.94          2.27          1.49          1.57
Total Assets at Year End...    5,391,280     5,855,378     5,239,610     5,474,918     4,766,116
Distributions per Unit.....         1.88          2.86          2.27          1.41          1.65

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Sabine Royalty Trust (the "Trust") makes monthly distributions to its Unit holders of the excess of the preceding month's revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust's only long-term assets consist of royalty interests in producing oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future. Accordingly the Trust is dependent on its operations to generate excess cash flows utilized in making distributions. These operating cash flows are largely dependent on such factors as oil and gas prices and production volumes which are influenced by many factors beyond the control of the Trust.

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

     The cash received by the Trust is primarily from purchasers of the Trust's oil and gas production and consists of gross sales of production less applicable severance taxes. In January, 2000, the Trust received a cash settlement of approximately $413,000 relating to the price adjustments for prior years on a limited number of producing oil and gas wells. In March, 2002, the Trust received a cash settlement of approximately $828,000 relating to the Multidistrict Litigation Docket no. 1206 ("MDL 1206"), a class action lawsuit, filed against numerous companies (the "Defendants") that produce, sell and/or purchase domestic crude oil. These claims were based upon methods used by the Defendants to calculate payments to royalty owners. The complaint alleged that, as a result of the price-fixing conspiracy among the Defendants, their payments to class members have been placed upon per barrel values that were less than competitive market values. The MDL 1206 complaint stated that the alleged price-fixing conspiracy violated federal antitrust law. It also alleged certain state law violations, including claims for breach of contract. This settlement was included in the April 2002 distribution along with monies received in the normal course of business.

RESULTS OF OPERATIONS

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust's royalty income represents payments received during a particular time period for oil and gas production from the Trust's properties. Because of various factors which influence the timing of the Trust's receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2001 and 2002.

     Net royalty income during 2002 decreased approximately $16,088,000, or 36.4 percent, compared to 2001 net royalty income, which had increased approximately $9,815,000, or 28.5 percent, from 2000 net royalty income.

     Revenues generated by sales of oil and gas decreased in 2002 from 2001 as a result of lower gas and oil prices. This decrease in price was exacerbated by decreases in both natural gas and oil volumes. Gas volumes decreased from 7,701,397 thousand cubic feet ("Mcf") in 2001 to 6,691,473 Mcf in 2002 after decreasing from 7,788,314 Mcf in 2000. The average price per Mcf of gas received by the Trust decreased from $4.53 per Mcf in 2001 to $2.70 per Mcf in 2002, after increasing from $2.85 per Mcf in 2000. The Trustee believes that normal market forces, the relatively mild winter during the first quarter of 2002, and the continuing sluggish economy resulted in the lower gas prices.

     Oil volumes sold decreased to 537,534 barrels in 2002 from 573,354 barrels in 2001, having decreased from 610,472 barrels in 2000. The effect of this volume decrease was furthered by a decrease in the average price per barrel received by the Trust to $21.82 in 2002 from $23.88 in 2001 and $23.86 in 2000. The Trustee believes that the sluggish economy continued the weak demand for fuel by such industries as the travel industry and led to the decrease in the price of oil. This decrease was somewhat offset in the last half of the year by slightly increasing oil prices due primarily to international instability.

     Interest income decreased to $43,000 in 2002 from $205,000 in 2001, which decreased from $240,000 in 2000. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $1,638,000 in 2002 compared to $1,622,000 in 2001 due to increases in the escrow agent fees and trustee fees services of approximately $40,000 and $12,000, respectively. These increases were somewhat offset by a decrease in the timing of payment of professional fees of approximately $33,000. General and administrative expenses increased to $1,622,000 in 2001 compared to $1,526,000 in 2000 due to increases in the transfer agent fees and the timing of payment of professional fees of approximately $19,000 and $21,000, respectively, as well as an increase of approximately $11,000 in the New York Stock Exchange listing fee.

CONTRACTUAL OBLIGATIONS

                                                       LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS                        TOTAL    1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------                        -----   ---------   ---------   ---------   ---------
Long-Term Debt Obligations...................     0         0           0           0           0
Capital Lease Obligations....................     0         0           0           0           0
Operating Lease Obligations..................     0         0           0           0           0
Purchase Obligations.........................     0         0           0           0           0
Other Long-Term Liabilities Reflected on the
  Trusts Balance Sheet.......................     0         0           0           0           0
                                               ----      ----        ----        ----        ----
Total........................................     0         0           0           0           0
                                               ====      ====        ====        ====        ====

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgement areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

1.  BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of
America:

     - Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by the Trust.

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

     - Distributions to Unit holders are recognized when declared by the Trustee.

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

2.  REVENUE RECOGNITION

     Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year.

3.  RESERVE DISCLOSURE

     Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interest. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

4.  CONTINGENCIES

     Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 will not have a material impact on the Trust's financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 will not have a material impact on the Trust's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust anticipates no material impact on its financial statements from the adoption of this accounting standard.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not expected to be material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of December 31, 2002.

     FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

OFF-BALANCE SHEET ARRANGEMENTS

     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the Royalty Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.

INFLATION

     Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2000 to 2002. The following table presents the weighted average prices received per year by the Trust:

                                                                OIL       GAS
                                                              PER BBL   PER MCF
                                                              -------   -------
2002........................................................   21.82     2.70
2001........................................................   23.88     4.53
2000........................................................   23.86     2.85

FORWARD-LOOKING STATEMENTS

     This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, "Business", certain reserve information and other statements contained in Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices (including, without limitation, the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations) and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE:

     We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the "Trust") as of December 31, 2002 and 2001, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2002 and 2001, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2003

                              SABINE ROYALTY TRUST

                              FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2002            2001
                                                              ----------      ----------
ASSETS
Cash and short-term investments.............................  $3,898,379      $4,140,971
Royalty interests in oil and gas properties less accumulated amortization of $20,902,284 (2002) and $20,680,778
  (2001)....................................................   1,492,901       1,714,407
                                                              ----------      ----------
Total.......................................................  $5,391,280      $5,855,378
                                                              ==========      ==========

LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $  408,121      $  127,074
Other payables (Note 4).....................................     379,940          51,207
                                                              ----------      ----------
Total liabilities...........................................     788,061         178,281
Trust corpus (14,579,345 units of beneficial interest
  authorized and outstanding)...............................   4,603,219       5,677,097
                                                              ----------      ----------
Total.......................................................  $5,391,280      $5,855,378
                                                              ==========      ==========

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                      2002             2001             2000
                                                   -----------      -----------      -----------
Royalty income...................................  $28,134,458      $44,222,701      $34,407,684
Interest income..................................       43,337          205,134          239,909
                                                   -----------      -----------      -----------
Total............................................   27,177,795       44,427,835       34,647,593
General and administrative expenses (Note 6).....    1,638,044        1,622,457        1,525,549
                                                   -----------      -----------      -----------
Distributable income.............................  $26,539,751      $42,805,378      $33,122,044
                                                   ===========      ===========      ===========
Distributable income per unit (Basic and Assuming
  Dilution) (14,579,345 units) (Note 1)..........  $      1.82      $      2.94      $      2.27
                                                   ===========      ===========      ===========
Distributions per unit (Note 3)..................  $      1.88      $      2.86      $      2.27
                                                   ===========      ===========      ===========

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                                                     2002              2001              2000
                                                 ------------      ------------      ------------
Trust corpus, beginning of year................  $  5,677,097      $  4,802,700      $  5,154,199
Amortization of royalty interests..............      (221,506)         (224,870)         (310,044)
Distributable income...........................    26,539,751        42,805,378        33,122,044
Distributions to unit holders (Note 3).........   (27,392,123)      (41,706,111)      (33,163,499)
                                                 ------------      ------------      ------------
Trust corpus, end of year......................  $  4,603,219      $  5,677,097      $  4,802,700
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

     The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily

                              SABINE ROYALTY TRUST
reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee's holding record title to the Royalties located in Louisiana. On December 31, 2001, Bank of America, N.A. assumed the duties as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity.

     Pursuant to the terms of the escrow agreements and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the escrow agents and are paid to and received by the Trust only on the next monthly record date. The escrow agents have agreed to endeavor to assure that they incur and pay expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreements are recognized for Federal income tax purposes and that the Trustee and the escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agents or the Trust.

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

NEW ACCOUNTING STANDARDS

     SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 will not have a material impact on the Trust's financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 will not have a material impact on the Trust's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust anticipates no material impact on its financial statements from the adoption of this accounting standard.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if

                              SABINE ROYALTY TRUST
an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard is not expected to be material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of December 31, 2002.

     FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

FEDERAL INCOME TAXES

     The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust's income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust, which is on the record date following the end of each month, which is discussed above in Note 1.

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

     The cash received by the Trust is primarily from purchasers of the Trust's oil and gas production and consists of gross sales of production less applicable severance taxes. In January, 2000, the Trust received a cash settlement of approximately $413,000 relating to the price adjustments for prior years on a limited number of producing oil and gas wells. In March, 2002, the Trust received a cash settlement of approximately $828,000 relating to the Multidistrict Litigation Docket no. 1206 ("MDL 1206"), a class

                              SABINE ROYALTY TRUST
action lawsuit, filed against numerous companies (the "Defendants") that produce, sell and/or purchase domestic crude oil. These claims were based upon methods used by the Defendants to calculate payments to royalty owners. The complaint alleged that, as a result of the price-fixing conspiracy among the Defendants, their payments to class members have been placed upon per-barrel values that were less than competitive market values. The MDL 1206 complaint stated that the alleged price-fixing conspiracy violated federal antitrust law. It also alleged certain state-law violations, including claims for breach of contract. This settlement was included in the April 2002 distribution along with monies received in the normal course of business.

4. OTHER PAYABLES

     Other payables consist of the following:

DECEMBER 31,                                                    2002       2001
------------                                                  --------    -------
Funds due to payors for royalties erroneously forwarded to
  the Trust.................................................  $      0    $     9
Royalty receipts in suspense pending verification of
  ownership interest or title...............................  $379,940    $51,198
                                                              --------    -------
          Total.............................................  $379,940    $51,207
                                                              ========    =======

     The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

     Subsequent to December 31, 2002, the Trust declared the following distributions:

MONTHLY RECORD DATE    PAYMENT DATE     DISTRIBUTION PER UNIT
-------------------    ------------     ---------------------
January 15, 2003     January 29, 2003          $.17308
February 18,2003     February 28, 2003         $.16437
March 17, 2003       March 31, 2003            $.11755

6. TRUSTEE'S FEES AND EXPENSES

     Fees and expenses for the years ended December 31, associated with the Trustee's services for the Trust pursuant to the Trust Agreement, were as follows:

                                                     2002         2001         2000
                                                  ----------   ----------   ----------
Trustee's fee...................................  $  284,172   $  260,986   $  251,246
Escrow agent's fee..............................     852,520      782,961      753,747
                                                  ----------   ----------   ----------
Total fees and expenses.........................  $1,136,692   $1,043,947   $1,004,993
                                                  ==========   ==========   ==========

                              SABINE ROYALTY TRUST

7. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2002 and 2001 (in thousands, except per Unit amounts):

CALENDAR                                     ROYALTY     DISTRIBUTABLE     DISTRIBUTABLE
QUARTER                                      INCOME         INCOME        INCOME PER UNIT
--------                                     -------     -------------    ---------------
2002
  First Quarter............................  $ 6,971        $ 6,562            $0.45
  Second Quarter...........................    6,092          5,653             0.39
  Third Quarter............................    7,819          7,413             0.51
  Fourth Quarter...........................    7,252          6,912             0.47
                                             -------        -------            -----
                                             $28,134        $26,540            $1.82
                                             =======        =======            =====
2001
  First Quarter............................  $13,624        $13,257            $0.91
  Second Quarter...........................   11,452         11,095             0.76
  Third Quarter............................    9,991          9,617             0.66
  Fourth Quarter...........................    9,156          8,836             0.61
                                             -------        -------            -----
                                             $44,223        $42,805            $2.94
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

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
January 1, 2000.............................................    5,751      36,792
  Revisions of previous statements..........................      412       8,927
  Production................................................     (611)     (7,243)
                                                                -----      ------
December 31, 2000...........................................    5,552      38,476
  Revisions of previous statements..........................      396       4,962
  Production................................................     (518)     (5,949)
                                                                -----      ------
December 31, 2001...........................................    5,430      37,489
  Revisions of previous statements..........................      181       4,457
  Production................................................     (526)     (5,614)
                                                                -----      ------
December 31, 2002...........................................    5,085      36,332
                                                                =====      ======

                              SABINE ROYALTY TRUST

     Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

                                                                 OIL        GAS
                                                              (BARRELS)    (MCF)
                                                              ---------    ------
Proved developed reserves:
  January 1, 2000...........................................    5,738      36,665
  December 31, 2000.........................................    5,546      38,334
  December 31, 2001.........................................    5,425      37,376
  December 31, 2002.........................................    5,067      36,239

DISCLOSURE OF A STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

     The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust's total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($29.20 per bbl and $4.13 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust's oil and gas properties nor should it be viewed as indicative of any trends.

DECEMBER 31,                                       2002         2001        2000
------------                                     ---------    --------    ---------
Future net cash inflows........................  $ 270,513    $165,978    $ 450,494
Discount of future net cash flows at 10%.......   (132,058)    (79,863)    (201,922)
                                                 ---------    --------    ---------
Standardized measure of discounted future net
  cash flows...................................  $ 138,455    $ 86,115    $ 248,572
                                                 =========    ========    =========

     The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                    2002        2001         2000
                                                  --------    ---------    --------
Standardized measure of discounted future net
  cash flows, January 1.........................  $ 86,115    $ 248,572    $105,512
Royalty income, net of severance and ad valorem
  taxes.........................................   (28,134)     (44,223)    (34,408)
Changes in prices, net of related costs.........    51,026     (123,464)    119,910
Revisions of previous estimates and other.......    20,836      (19,627)     47,007
Accretion of discount...........................     8,612       24,857      10,551
                                                  --------    ---------    --------
Standardized measure of discounted future net
  cash flows, December 31.......................  $138,455    $  86,115    $248,572
                                                  ========    =========    ========

     Subsequent to year end, both the price of oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 3, 2003, published oil prices were approximately $35.88 per barrel, which compared to $29.20 per barrel, used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 3, 2003, published gas prices were approximately $8.81 per Mcf. The use of such price, as compared to $4.13 per Mcf, which was used to calculate the above information, would result in a larger standardized measure of discounted future net cash flows for gas.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustee on Behalf of Unit holders of Sabine Royalty Trust:

     We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the "Trustee"), as trustee and escrow agent, for the years ended December 31, 2002, 2001 and 2000. These statements are the responsibility of the Trustee's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2002, 2001 and 2000, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 17, 2003

                        STATEMENTS OF FEES AND EXPENSES
                        PAID BY SABINE ROYALTY TRUST TO
                           BANK OF AMERICA, N.A., AS
                TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
                  YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

                                                        2002           2001          2000
                                                     -----------    ----------    ----------
Trustee's fee......................................  $  284,172     $  260,986    $  251,246
Escrow agent's fee.................................     852,520        782,961       753,747
                                                     ----------     ----------    ----------
Total fees and expenses............................  $1,136,692      1,043,947     1,004,993
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

     The compensation agreement under the Trust Agreement provides for a "cost plus" fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust's first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forgo bonuses earned of $38,308, $56,041 and $14,989 in 2002, 2001 and 2000 respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors and Executive Officers. The Registrant has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the Units represented at the meeting.

     Compliance with Section 16(a) of the Exchange Act. The Trust has no directors and officers and knows of no Unit holder that is a beneficial owner of more than ten percent of the outstanding Units, and is therefore unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. As of March 15, 2003 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 28, 2003 an aggregate of 245,621 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 52,391 of such Units.

     (c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, the trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. No significant changes in the Trust's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8 of this report)

     Independent Auditors' report

     Statements of Assets, Liabilities and Trust Corpus at December 31, 2002 and 2001

     Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2002

     Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2002

     Notes to Financial Statements

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2003 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2002.
           (99.1)        -- Certification by Bank of America, Trustee of Sabine
                            Royalty Trust, dated March 27, 2003 and submitted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350).

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

                                            SABINE ROYALTY TRUST

                                            BY: BANK OF AMERICA, N.A., Trustee

                                            By:     /s/ RON E. HOOPER
                                              ----------------------------------
                                                Ron E. Hooper
                                                Senior Vice-President

Date: March 27, 2003

            (THE REGISTRANT HAS NO DIRECTORS OR EXECUTIVE OFFICERS.)

                                 CERTIFICATIONS

     I, Ron Hooper, certify that:

          1. I have reviewed this annual report on Form 10-K of Sabine Royalty Trust, for which Bank of America, N.A. acts as Trustee;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

             a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

          6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:        /s/ RON HOOPER
                                            ------------------------------------
                                                         Ron Hooper
                                              Senior Vice President and Trust
                                                        Administrator
                                                   Bank of America, N.A.

Date: March 27, 2003

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

         (4)(a)*         -- Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation
                            and InterFirst Bank Dallas, N.A., as trustee.
            (b)*         -- Sabine Corporation Louisiana Royalty Trust Agreement
                            effective as of December 31, 1982, by and between Sabine
                            Corporation and Hibernia National Bank in New Orleans, as
                            trustee, and joined in by InterFirst Bank Dallas, N.A.,
                            as trustee.
           (23)          -- Consent of DeGolyer and MacNaughton.
           (99)          -- Report dated March 1, 2003 of the Trustee containing
                            interim tax information for each of the 12 months in the
                            year ending December 31, 2002.
           (99.1)        -- Certification by Bank of America, Trustee of Sabine
                            Royalty Trust, dated March 27, 2003 and submitted
                            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350).

---------------

 * Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.