Form 10-Q
period 2003-03-31
SABINE ROYALTY TRUST
filed 2003-05-14
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2003
                                              ------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X  No
   ---   ---

Number of units of beneficial interest outstanding at May 1, 2003:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2003, the distributable income for the three-month period ended March 31, 2003 and 2002 and the changes in trust corpus for the three-month period ended March 31, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2003, and the related condensed statements of distributable income for the three-month periods ended March 31, 2003 and 2002 and changes in trust corpus for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 7, 2003

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)


                                                MARCH 31,     DECEMBER 31,
ASSETS                                NOTES       2003           2002
------                                -----  -------------   ------------

Cash and short-term investments                $5,274,497    $ 3,898,379
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $20,950,467 and
  $20,902,284 at
  March 31, 2003 and
  December 31, 2002)                            1,444,718      1,492,901
                                               ----------    -----------

TOTAL                                          $6,719,215    $ 5,391,280
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                  4      $  178,926     $  408,121
Other payables                          4         569,145        379,940
                                               ----------    -----------
                                                  748,071        788,061
Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,971,144      4,603,219
                                               ----------    -----------

TOTAL                                          $6,719,215    $ 5,391,280
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------

                              NOTES         2003                 2002
                              -----     -----------           -----------

Royalty income                          $ 8,561,994           $ 6,971,454
Interest income                              10,045                10,450
                                        -----------           -----------
Total                                     8,572,039             6,981,904
General and administrative
 expenses                                  (522,473)             (419,853)
                                        -----------           -----------

Distributable income                    $ 8,049,566           $ 6,562,051
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .55           $       .45
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                 --------------------------------
                           NOTE      2003                2002
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,603,219         $  5,677,097
Amortization of royalty
 interests                           (48,183)             (62,758)
Distributable income               8,049,566            6,562,051
Distributions                3    (6,633,458)          (7,405,146)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,971,144         $  4,771,244
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .45         $        .51
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

     New Accounting Standards

     SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 did not have a material impact on the Trust's financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 did not have a material impact on the Trust's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust's financial statements were not materially impacted by the adoption of this accounting standard.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard was not material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2003, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date              Date            per Unit
                  -----------       -------        ------------
                  April 15          April 29         $.24613
                  May 15            May 29           $.26979

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2003 was $8,049,566 or $.55 per Unit. Royalty income amounted to $8,561,994 while interest income was $10,045. General and administrative expenses totaled $522,473.

     Distributions during the period were $.17308, $.16437, and $.11754 per Unit to Unit holders of record on January 15, February 18 and March 17, respectively.

     Royalty income for the quarter ended March 31, 2003 increased approximately $1,590,000, or 23%, compared with the first quarter of 2002 due to increases in oil and gas prices as well as a slight increase in oil production. This increase was offset somewhat by a decrease in gas production. Compared to the preceding quarter ended December 31, 2002, royalty income increased approximately $1,310,000, or 18%, due to an increase in the price of gas and an increase in oil production. This increase was tempered by a decrease in the production of gas and a slight decrease in the price of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                             March 31,             March 31,           December 31,
                               2003                  2002                  2002
Production
  Oil (Bbls)                  139,354                138,290               131,141
  Gas (Mcfs)                1,321,251              1,732,036             1,539,546

Average Price
  Oil (per Bbl)            $    23.29             $    17.74            $    23.95
  Gas (per Mcf)            $     4.05             $     2.39            $     2.98


     Gas revenues received for the three months ended March 31, 2003, related primarily to production for October through December. The average price of gas as reported by the Henry Hub for the same time period was $3.87 per Mcf. The average price of gas for the Henry Hub was $5.67 per Mcf for January 2003 through March 2003. Oil revenues for the three months ended March 31, 2003 related primarily to production for November through January. The average price of oil as reported by Nymex for that time period was $29.11 per barrel. The average price of oil was $33.85 per barrel for January 2003 through March 2003. As of May 5, 2003, the average price of gas for the Henry Hub was $4.71 per Mcf and the average price of oil reported by Nymex was $25.67 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2003 decreased approximately $400 compared with the first quarter of 2002. Compared to the preceding quarter ended December 31, 2002, interest income increased approximately $1,200. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2003 increased by $102,600 compared to the same quarter of 2002 primarily due to the timing of payment of expenses for professional services. Compared to the preceding quarter ended December 31, 2002, general and administrative expenses increased approximately $172,200. This increase was primarily due to the net effect of normal fluctuations in trust expenses.

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

     o Distributions to Unit holders are recognized when declared by the Trustee.

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

     o Reserves may be established for contingencies that would be recorded under accounting principles generally accepted in the United States of America.

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

     Contingencies

     Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2003.

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

     New Accounting Standards

     SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Trust on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting SFAS No. 143 did not have a material impact on the Trust's financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. This Statement includes the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The effect of adopting SFAS No. 145 did not have a material impact on the Trust's financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Trust's financial statements were not materially impacted by the adoption of this accounting standard.

     SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. The Trust has no options or other stock-based instruments and accordingly, the impact of this new Standard was not material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of March 31, 2003.

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

     The Trust created an Internet website in early 2003 and has made available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act at http://www.sbr-sabineroyalty.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

Item 4. Controls and Procedures.

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


                          PART II - OTHER INFORMATION

Items 1-6 not applicable.

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

Date:  May 14, 2003

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



Date: May 14, 2003                            By: /s/ Ron Hooper
                                                 -------------------------------
                                                 Ron Hooper
                                                 Senior Vice President and
                                                 Trust Administrator
                                                 Bank of America, N.A.

                                INDEX TO EXHIBITS


      Exhibit No.          Description
      -----------          -----------
         99.1              Certificate by Bank of America, Trustee of Sabine
                           Royalty Trust, dated May 14, 2003 and submitted
                           pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002 (18 U.S.C. Section 1350).