Form 10-Q
period 2003-06-30
SABINE ROYALTY TRUST
filed 2003-08-14
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2003
                                              ------------------

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

Number of units of beneficial interest outstanding at August 5, 2003:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2003, the distributable income for the three-month and six-month periods ended June 30, 2003 and 2002 and the changes in trust corpus for the six-month periods ended June 30, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2003, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2003 and 2002 and changes in trust corpus for the six-month month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 11, 2003

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                               JUNE 30,
                                                 2003        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)       2002
------                                -----  -------------   ------------

Cash and short-term investments                 4,481,328    $ 3,898,379
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $21,009,298 and
  $20,902,284 at
  June 30, 2003 and
  December 31, 2002)                            1,385,887      1,492,901
                                               ----------    -----------

TOTAL                                          $5,867,215    $ 5,391,280
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                  4      $  158,294     $  408,121
Other payables                          4         496,431        379,940
                                               ----------    -----------
                                                  654,725        788,061
Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,212,490      4,603,219
                                               ----------    -----------

TOTAL                                          $5,869,215    $ 5,391,280
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2003                 2002
                              -----     -----------           -----------

Royalty income                          $11,552,312           $ 6,091,686
Interest income                              16,388                10,431
                                        -----------           -----------
Total                                    11,568,700             6,102,117
General and administrative
 expenses                                  (497,304)             (448,725)
                                        -----------           -----------

Distributable income                    $11,071,396           $ 5,653,392
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .76           $       .39
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2003                 2002
                              -----     -----------           -----------

Royalty income                          $20,114,306           $13,063,140
Interest income                              26,433                20,881
                                        -----------           -----------
Total                                    20,140,739            13,084,021
General and administrative
 expenses                                (1,019,777)             (868,578)
                                        -----------           -----------

Distributable income                    $19,120,962           $12,215,443
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.31           $       .84
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                     SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      2003                2002
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,603,219         $  5,677,097
Amortization of royalty
 interests                          (107,014)            (113,410)
Distributable income              19,120,962           12,215,443
Distributions                3   (18,404,677)         (14,031,754)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,212,490         $  3,747,376
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.26         $        .96
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

     New Accounting Standards

     SFAS No. 149, " Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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

     Federal Income Taxes

     The Internal Revenue Service has ruled that the Trust would be classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust's income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust if the escrow arrangements discussed in Note 1 to these financial statements are respected by the Internal Revenue Service.
In the absence of the escrow arrangements, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangements as effective for tax purposes and furnishes tax information to Unit holders on that basis.

     Each Unit holder should consult his tax advisor regarding Trust tax compliance matters.

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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2003, the Trust declared the following distributions:

                  Monthly
                  Record            Payment        Distribution
                  Date              Date            per Unit
                  -----------       ---------      ------------
                  July 15           July 29          $.20257
                  August 15         August 29        $.27487

     The Trust received a refund of approximately $312,000 subsequent to June 30, 2003. This refund was for the Oklahoma non-resident tax on royalties received in 2002 on Oklahoma properties.

     The distribution that will be made on August 29, 2003, is subject to a new 5% withholding tax that applies to the Oklahoma share of the Trust's income that is distributed to Unit holders who are not Oklahoma residents. This withholding tax will reduce the amount of cash that such Unit holders will receive either in this distribution or, if the necessary withholding procedures are not yet in place, in the next distribution. The amount of tax that is withheld will reduce the 2003 Oklahoma income tax otherwise payable by Unit holders who are not Oklahoma residents.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2003 was $11,071,396 or $.76 per Unit. Royalty income amounted to $11,552,312 while interest income was $16,388. General and administrative expenses for the three months ended June 30, 2003 totaled $497,304.

     Distributions during the period were $.24613, $.26979, and $.29147 per Unit to Unit holders of record on April 15, May 15, and June 16, respectively.

     Royalty income for the quarter ended June 30, 2003 increased approximately $5,461,000, or 90%, compared with the second quarter of 2002 due to increases in oil and gas prices as well as increases in both oil and gas production. Compared to the preceding quarter ended March 31, 2003, royalty income increased approximately $2,990,000, or 35%, due to increases in the price of both oil and gas as well as an increase in gas production. This increase was tempered by a decrease in oil production. Royalty income for the six-month period ended June 30, 2003 increased approximately $7,051,000 or 54% compared to the first six months in 2002 due primarily to an increase in the price of both oil and gas as well as increases in the production of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                              June 30,              June 30,             March 31,
                               2003                  2002                  2003
Production
  Oil (Bbls)                  129,900                104,183               139,354
  Gas (Mcfs)                1,854,708              1,441,334             1,321,251

Average Price
  Oil (per Bbl)            $    28.27             $    21.85            $    23.29
  Gas (per Mcf)            $     4.74             $     2.32            $     4.05

                                                Six-Months Ended
                          ----------------------------------------------------------
                           June 30, 2003                              June 30, 2002
Production
  Oil (Bbls)                  269,254                                      242,473
  Gas (Mcfs)                3,175,959                                    3,173,370

Average Price
  Oil (per Bbl)            $    25.69                                   $    19.50
  Gas (per Mcf)            $     4.46                                   $     2.36

     Gas revenues received for the three months ended June 30, 2003, related primarily to production for January through March. The average price of gas reported by the Henry Hub for the same time period was $5.67 per Mcf. The average price of gas for the Henry Hub was $6.30 per Mcf for January 2003 through June 2003. Oil revenues for the three months ended June 30, 2003 related primarily to production for February through April. The average price of oil as reported by Nymex for that time period was $32.41 per barrel. The average price of oil was $31.35 per barrel for January 2003 through June 2003. As of August 5, 2003, the average price of gas for the Henry Hub was $4.33 per Mcf and the average price of oil reported by Nymex was $31.74 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2003 increased approximately $6,000 compared with the second quarter of 2002. Compared to the preceding quarter ended March 31, 2003, interest income increased approximately $6,300. Interest income for the six-month period ended June 30, 2003 increased approximately $5,600 over the same time period in 2002. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2003 increased by $48,600 compared to the same quarter of 2002 primarily due to the timing of payment of expenses for printing and professional services. Compared to the preceding quarter ended March 31, 2003 general and administrative expenses decreased approximately $25,200. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the six-month period ended June 30, 2003 increased approximately $151,200 compared with the six-month period ended June 30, 2002 due primarily to the timing of invoices for professional fees and increases in engineering services and unit holder information services.

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

     Contingencies

     Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2003.

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

     New Accounting Standards

     SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" was issued in April 2003 and is effective for contracts entered into after June 20, 2003. The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Trust has no derivative instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003, and is effective for fiscal quarters beginning after June 15, 2003. The Trust has no Financial Instruments and accordingly, the impact of this new standard will not be material to the financial statements of the Trust.

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of June 30, 2003.

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

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. There has not been any change in the Trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


                          PART II - OTHER INFORMATION

Items 1-5 not applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit Number
         and Description

         (31) Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32) Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

         On May 21, 2003, the Trust furnished a report on Form 8-K dated May 5, 2003, to announce its monthly cash distribution to Unit holders of record on May 15, 2003.

         On June 9, 2003, the Trust furnished a report on Form 8-K dated June 4, 2003, to announce its monthly cash distribution to Unit holders of record on June 16, 2003.

         On July 8, 2003, the Trust furnished a report on Form 8-K dated July 3, 2003, to announce its monthly cash distribution to Unit holders of record on July 15, 2003.

         On August 7, 2003, the Trust furnished a report on Form 8-K dated August 5, 2003 to announce its monthly cash distribution to Unit holders of record on August 15, 2003.

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

Date:  August 14, 2003

    (The Trust has no directors or executive officers.)