Form 10-Q
period 2003-09-30
SABINE ROYALTY TRUST
filed 2003-11-10
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2003
                                              ------------------

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

Number of units of beneficial interest outstanding at November 3, 2003:
14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2003, the distributable income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the changes in trust corpus for the nine-month periods ended September 30, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2003, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2003 and 2002 and changes in trust corpus for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 7, 2003

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                             SEPTEMBER 30,
                                                 2003        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)       2002
------                                -----  -------------   ------------

Cash and short-term investments                $4,183,416    $ 3,898,379
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $21,065,836 and
  $20,902,284 at
  September 30, 2003 and
  December 31, 2002)                            1,329,349      1,492,901
                                               ----------    -----------

TOTAL                                          $5,512,765    $ 5,391,280
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                  4      $  645,797     $  408,121
Other payables                          4         487,232        379,940
                                               ----------    -----------
                                                1,133,029        788,061
Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,379,736      4,603,219
                                               ----------    -----------

TOTAL                                          $5,512,765    $ 5,391,280
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2003                 2002
                              -----     -----------           -----------

Royalty income                          $ 9,741,881           $ 7,818,935
Interest income                              11,593                13,599
                                        -----------           -----------
Total                                     9,753,474             7,832,534
General and administrative
 expenses                                  (372,551)             (419,220)
                                        -----------           -----------

Distributable income                    $ 9,380,923           $ 7,413,314
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .64           $       .51
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------

                              NOTES         2003                 2002
                              -----     -----------           -----------

Royalty income                          $29,856,187           $20,882,075
Interest income                              38,026                34,480
                                        -----------           -----------
Total                                    29,894,213            20,916,555
General and administrative
 expenses                                (1,392,328)           (1,287,798)
                                        -----------           -----------

Distributable income                    $28,501,885           $19,628,757
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.95           $      1.35
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------
                           NOTE      2003                2002
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,603,219         $  5,677,097
Amortization of royalty
 interests                          (163,552)            (185,912)
Distributable income              28,501,885           19,628,757
Distributions                3   (28,561,816)         (21,994,264)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,379,736         $  3,125,678
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.96         $       1.51
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

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

     FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period ending after December 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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


5.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2003, the Trust declared the following distributions:

                    Monthly
                    Record            Payment      Distribution
                     Date               Date         per Unit
                  -----------       -----------    ------------
                  October 15        October 29       $.18215
                  November 17       November 28      $.23582


6.  CONTINGENCIES

     Oklahoma has enacted legislation to require state income tax withholding from nonresident royalty owners. Such withholding, if applicable to the Trust, would apply to the Oklahoma share of the Trust's income that is distributed to Unit holders who are not Oklahoma residents. Based on temporary emergency rules that were issued by the Oklahoma Tax Commission in October and on the advice of counsel, the Trustee believes that the Trust is not subject to Oklahoma's withholding requirements. However, final regulations have not yet been issued. In the event it is determined that the Trust is required to withhold Oklahoma taxes (or taxes for any other state), distributions to the Unit holders will be reduced by the required amount, subject to the Unit holders' right to file a state tax return to claim any refund due.

     The Trustee did withhold Oklahoma taxes from the distributions made to nonresident Unit holders on September 29, 2003 and October 29, 2003. Such withholdings reduce the amount of income taxes otherwise payable by nonresident Unit holders to the State of Oklahoma for the 2003 tax year. Any overpayment of Oklahoma taxes caused by such withholding may be claimed as a refund due on the 2003 Oklahoma income tax return filed by a nonresident Unit holder.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2003 was $9,380,923 or $.64 per Unit. Royalty income amounted to $9,741,881 while interest income was $11,593. General and administrative expenses for the three months ended September 30, 2003 totaled $372,551.

     Distributions during the period were $.20257, $.27487, and $.21924 per Unit to Unit holders of record on July 15, August 15, and September 15, respectively.

     Royalty income for the quarter ended September 30, 2003 increased approximately $1,923,000 or 25%, compared with the third quarter of 2002 due to increases in the prices of both oil and gas. This increase was offset somewhat by decreases in both oil and gas production. Compared to the preceding quarter ended June 30, 2003, royalty income decreased approximately $1,810,000, or 16%, due to decreases in the price of both oil and gas as well as a decrease in gas production. This decrease was tempered by an increase in oil production. Royalty income for the nine-month period ended September 30, 2003 increased approximately $8,974,000 or 43% compared to the first nine months in 2002 due primarily to an increase in the price of both oil and gas. This increase was tempered somewhat by a decrease in the production of gas. Oil production was approximately the same for the nine months ended September 30, 2003 as for the same time period in 2002.


     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                           September 30,         September 30,           June 30,
                               2003                  2002                  2003
Production
  Oil (Bbls)                  137,268                163,921               129,900
  Gas (Mcfs)                1,707,843              1,979,665             1,854,708

Average Price
  Oil (per Bbl)            $    27.27             $    23.53            $    28.27
  Gas (per Mcf)            $     4.44             $     3.02            $     4.74

                                                Nine-Months Ended
                        ------------------------------------------------------------
                        September 30, 2003                        September 30, 2002
Production
  Oil (Bbls)                       406,522                                   406,394
  Gas (Mcfs)                     4,883,802                                 5,153,035

Average Price
  Oil (per Bbl)         $            26.22                        $            21.13
  Gas (per Mcf)         $             4.45                        $             2.61

     Gas revenues received for the three months ended September 30, 2003, related primarily to production for April through June. The average price of gas as reported by the Henry Hub for the same time period was $5.03 per Mcf. The average price of gas for the Henry Hub was $4.44 per Mcf for January through September. Oil revenues for the three months ended September 30, 2003 related primarily to production for May through July. The average price of oil as reported by Nymex for that time period was $29.70 per barrel. The average price of oil was $30.97 per barrel for January 2003 through September 2003. As of October 31, 2003, the average price of gas for the Henry Hub was $4.00 per Mcf and the average price of oil reported by Nymex was $28.47 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2003 decreased approximately $2,000 compared with the third quarter of 2002. Compared to the preceding quarter ended June 30, 2003, interest income decreased approximately $4,800. Interest income for the nine-month period ended September 30, 2003 increased approximately $3,500 compared to the same time period in 2002. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2003 decreased by $46,700 compared to the same quarter of 2002 primarily due to the timing of payment of expenses for printing services and a decrease in the trustee and escrow agent fees. Compared to the preceding quarter ended June 30, 2003, general and administrative expenses decreased approximately $124,800. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the nine-month period ended September 30, 2003 increased approximately $104,500 compared with the nine-month period ended September 30, 2002 due primarily to an increase in professional services, printing and unit holder services.

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

     Contingencies

     Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of September 30, 2003.

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

     FASB interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Trust had no such guarantees outstanding as of September 30, 2003.

     FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period ending after December 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Trust as it has no unconsolidated subsidiaries accounted for under the equity method of accounting.

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

         (a) Exhibits

         Exhibit Number
         and Description

         (31) Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32) Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

         The Trust did not file any reports on Form 8-K during the quarter; however, the Trust furnished the following reports on Form 8-K during and subsequent to the third quarter:

         On July 8, 2003, the Trust furnished a report on Form 8-K dated July 3, 2003, to announce its monthly cash distribution to Unit holders of record on July 15, 2003.

         On August 7, 2003, the Trust furnished a report on Form 8-K dated August 5, 2003 to announce its monthly cash distribution to Unit holders of record on August 15, 2003.

         On September 11, 2003, the Trust furnished a report on Form 8-K dated September 5, 2003, to announce its monthly cash distribution to Unit holders of record on September 15, 2003.

         On October 7, 2003, the Trust furnished a report on Form 8-K dated October 3, 2003, to announce its monthly cash distribution to Unit holders of record on October 15, 2003.

         On November 5, 2003, the Trust furnished a report on Form 8-K dated November 4, 2003, to announce its monthly cash distribution to Unit holders of record on November 17, 2003.

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

Date:  November 10, 2003

    (The Trust has no directors or executive officers.)