Form 10-Q
period 2004-03-31
SABINE ROYALTY TRUST
filed 2004-05-06
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2004
                                                --------------

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

Number of units of beneficial interest outstanding at May 3, 2004: 14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

       The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2004, the distributable income for the three-month periods ended March 31, 2004 and 2003 and the changes in trust corpus for the three-month periods ended March 31, 2004 and 2003, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        INDEPENDENT ACCOUNTANTS' REPORT


UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2004, and the related condensed statements of distributable income for the three-month periods ended March 31, 2004 and 2003 and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2004

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                               MARCH 31,
                                                 2004        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2003
------                                -----  -------------   ------------

Cash and short-term investments                $4,385,038    $ 4,247,094
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $21,131,302 and
  $21,087,234 at
  March 31, 2004 and
  December 31, 2003)                            1,263,883      1,307,951
                                               ----------    -----------

TOTAL                                          $5,648,921    $ 5,555,045
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                  4      $  181,138     $  427,982
Other payables                          4         395,267        426,070
                                               ----------    -----------
                                                  576,405        854,052
Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               5,072,516      4,700,993
                                               ----------    -----------

TOTAL                                          $5,648,921    $ 5,555,045
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------

                              NOTES         2004                 2003
                              -----     -----------           -----------

Royalty income                          $ 9,709,159           $ 8,561,994
Interest income                               7,109                10,045
                                        -----------           -----------
Total                                     9,716,268             8,572,039
General and administrative
 expenses                                  (483,234)             (522,473)
                                        -----------           -----------

Distributable income                    $ 9,233,034           $ 8,049,566
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .63           $       .55
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                   THREE MONTHS ENDED MARCH 31,
                                 --------------------------------
                           NOTE      2004                2003
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,700,993         $  4,603,219
Amortization of royalty
 interests                           (44,068)             (48,183)
Distributable income               9,233,034            8,049,566
Distributions                3    (8,817,443)          (6,633,458)
                                ------------         ------------

Trust corpus, end
 of period                      $  5,072,516         $  5,971,144
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $        .60         $        .45
                                ============         ============

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  TRUST ORGANIZATION AND PROVISIONS

     Sabine Royalty Trust (the "Trust") was established by the Sabine Corporation Royalty Trust Agreement (the "Trust Agreement"), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation ("Sabine") of royalty and mineral interests, including landowner's royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interests, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the "Royalties").

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

     Pursuant to the terms of the escrow agreements and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the escrow agents and are paid to and received by the Trust only on the next monthly record date. The escrow agents have agreed to endeavor to assure that they incur and pay expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreements are recognized for Federal income tax purposes and that the Trustee and escrow agents are able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreements as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agents or the Trust.

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

     Impairment

      The Trustee routinely reviews the Trust's royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows.

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


5.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2004, the Trust declared the following distributions:

                    Monthly
                    Record            Payment      Distribution
                     Date               Date         per Unit
                  -----------       -----------    ------------
                  April 15          April 29         $.26367
                  May 17            May 28           $.24520


6.  CONTINGENCIES

     Oklahoma has enacted legislation to require state income tax withholding from nonresident royalty owners. Such withholding, if applicable to the Trust, would apply to the Oklahoma share of the Trust's income that is distributed to Unit holders who are not Oklahoma residents. Based on temporary emergency rules that were issued by the Oklahoma Tax Commission in October 2003 and on the advice of counsel, the Trustee believes that the Trust is not subject to Oklahoma's withholding requirements. However, the temporary emergency rules are scheduled to expire on July 14, 2004, and final regulations have not yet been issued. In the event it is determined that the Trust is required to withhold Oklahoma taxes (or taxes for any other state), distributions to the Unit holders will be reduced by the required amount, subject to the Unit holders' right to file a state tax return to claim any refund due.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Trust makes monthly distributions to the holders of Units of the excess of the preceding month's revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust's only long-term assets consist of royalty interests in producing and proved undeveloped oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future.

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2004 was $9,233,034 or $.63 per Unit. Royalty income amounted to $9,709,159 while interest income was $7,109. General and administrative expenses for the three months ended March 31, 2004 totaled $483,234.

     Distributions during the period were $.23520, $.18008, and $.18951 per Unit payable to Unit holders of record on January 15, February 17, and March 15, 2004, respectively.

     Royalty income for the quarter ended March 31, 2004 increased approximately $1,147,000, or 13%, compared with the first quarter of 2003 due to increases in oil and gas prices as well as an increase in gas production. This increase was offset somewhat by a decrease in oil production. Compared to the preceding quarter ended December 31, 2003, royalty income increased approximately $804,000, or 9%, due to increases in the price of both oil and gas. This increase was tempered by decreases in the production of both oil and gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                             March 31,             March 31,            December 31,
                               2004                  2003                   2003
Production
  Oil (Bbls)                  132,440                139,354               150,565
  Gas (Mcfs)                1,558,915              1,321,251             1,651,455

Average Price
  Oil (per Bbl)            $    28.34             $    23.29            $    26.01
  Gas (per Mcf)            $     4.32             $     4.05            $     4.20

     Gas revenues received for the three months ended March 31, 2004, related primarily to production for October through December. The average price of gas as reported by the Henry Hub for the same time period was $4.57 per Mcf. The average price of gas for the Henry Hub was $4.82 per Mcf for January through March. Oil revenues for the three months ended March 31, 2004 related primarily to production for November through January. The average price of oil as reported by Nymex for that time period was $32.39 per barrel. The average price of oil was $33.15 per barrel for January 2004 through March 2004. As of April 27, 2004, the average price of gas for the Henry Hub was $5.05 per Mcf and the average price of oil reported by Nymex was $36.98 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2004 decreased approximately $2,900 compared with the first quarter of 2003. Compared to the preceding quarter ended December 31, 2003, interest income decreased approximately $2,300. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2004 decreased by $39,200 compared to the same quarter of 2003 primarily due to the timing of payment of expenses for professional services and a decrease in the trustee and escrow agent fees. Compared to the preceding quarter ended December 31, 2003, general and administrative expenses increased approximately $126,400. This increase was primarily due to the net effect of normal fluctuations in trust expenses.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of March 31, 2004, other than as disclosed in Note 6 to the financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Impairment

      The Trustee routinely reviews the Trust's royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows.

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

     The Trust has an Internet website and has made available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act at http://www.sbr-sabineroyalty.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

         (a) Exhibits

         Exhibit Number
         and Description

         (31) Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32) Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

         The Trust did not file any reports on Form 8-K during the quarter; however, the Trust furnished the following reports on Form 8-K during and subsequent to the first quarter:

         On January 5, 2004, the Trust furnished a report on Form 8-K dated January 5, 2004, to announce its monthly cash distribution to Unit holders of record on January 15, 2004.

         On February 5, 2004, the Trust furnished a report on Form 8-K dated February 4, 2004 to announce its monthly cash distribution to Unit holders of record on February 17, 2004.

         On March 5, 2004, the Trust furnished a report on Form 8-K dated March 4, 2004, to announce its monthly cash distribution to Unit holders of record on March 15, 2004.

         On April 6, 2004, the Trust furnished a report on Form 8-K dated April 5, 2004, to announce its monthly cash distribution to Unit holders of record on April 15, 2004.

         On May 6, 2004, the Trust furnished a report on Form 8-K dated May 5, 2004, to announce its monthly cash distribution to Unit holders of record on May 17, 2004.

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

Date:  May 6, 2004

    (The Trust has no directors or executive officers.)