Form 10-Q
period 2004-06-30
SABINE ROYALTY TRUST
filed 2004-08-06
CIK 710752

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


        [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2004
                                                -------------

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
      (State or other jurisdiction               (I.R.S. Employer
          of incorporation or                   Identification No.)
             organization

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

Number of units of beneficial interest outstanding at August 2, 2004: 14,579,345

                             SABINE ROYALTY TRUST

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the "Trustee") of Sabine Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2003, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2004, the distributable income for the three-month and six-month periods ended June 30, 2004 and 2003 and the changes in trust corpus for the six-month periods ended June 30, 2004 and 2003, have been included.
The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2004, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2004 and 2003 and changes in trust corpus for the six-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with standards of the Public
Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
August 2, 2004

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS


                                               JUNE 30,
                                                 2004        DECEMBER 31,
ASSETS                                NOTES   (UNAUDITED)        2003
------                                -----  -------------   ------------

Cash and short-term investments                $3,986,859    $ 4,247,094
Royalty interests in oil
  and gas properties
  (less accumulated
  amortization of
  $21,175,120 and
  $21,087,234 at
  June 30, 2004 and
  December 31, 2003)                            1,220,065      1,307,951
                                               ----------    -----------

TOTAL                                          $5,206,924    $ 5,555,045
                                               ==========    ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Trust expenses payable                         $  166,112     $  427,982
Other payables                          4         559,267        426,070
                                               ----------    -----------
                                                  725,379        854,052
Contingencies                           6               0              0
Trust corpus - 14,579,345
  units of beneficial
  interest authorized, issued
  and outstanding                               4,481,545      4,700,993
                                               ----------    -----------

TOTAL                                          $5,206,924    $ 5,555,045
                                               ==========    ===========


The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2004                 2003
                              -----     -----------           -----------

Royalty income                          $10,375,946           $11,552,312
Interest income                               9,892                16,388
                                        -----------           -----------
Total                                    10,385,838            11,568,700
General and administrative
 expenses                                  (496,366)             (497,304)
                                        -----------           -----------

Distributable income                    $ 9,889,472           $11,071,396
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $       .68           $       .76
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                           SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------

                              NOTES         2004                 2003
                              -----     -----------           -----------

Royalty income                          $20,085,105           $20,114,306
Interest income                              17,001                26,433
                                        -----------           -----------
Total                                    20,102,106            20,140,739
General and administrative
 expenses                                  (979,600)           (1,019,777)
                                        -----------           -----------

Distributable income                    $19,122,506           $19,120,962
                                        ===========           ===========

Distributable income
 per unit (basic and
 assuming dilution)
 (14,579,345 units)           1,3,5     $      1.31           $      1.31
                                        ===========           ===========

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                   SIX MONTHS ENDED JUNE 30,
                                 --------------------------------
                           NOTE      2004                2003
                           ----  -----------         ------------

Trust corpus, beginning
 of period                      $  4,700,993         $  4,603,219
Amortization of royalty
 interests                           (87,886)            (107,014)
Distributable income              19,122,506           19,120,962
Distributions                3   (19,254,068)         (18,404,677)
                                ------------         ------------

Trust corpus, end
 of period                      $  4,481,545         $  5,212,490
                                ============         ============

Distributions per unit
 (14,579,345 units)          3  $       1.32         $       1.26
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


5.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2004, the Trust declared the following distributions:

                    Monthly
                    Record            Payment      Distribution
                     Date               Date         per Unit
                  -----------       -----------    ------------
                  July 15           July 29         $.22614
                  August 16         August 30       $.23616


6.  CONTINGENCIES

     Oklahoma has enacted legislation to require state income tax withholding from nonresident royalty owners. Such withholding, if applicable to the Trust, would apply to the Oklahoma share of the Trust's income that is distributed to Unit holders who are not Oklahoma residents. Based on final rules that were issued by the Oklahoma Tax Commission and became effective on June 25, 2004, and on the advice of counsel, the Trustee believes that the Trust is not subject to Oklahoma's withholding requirements.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2004 was $9,889,472 or $.68 per Unit. Royalty income amounted to $10,375,946 while interest income was $9,892. General and administrative expenses for the three months ended June 30, 2004 totaled $496,366.

     Distributions during the period were $.26367, $.24520, and $.20698 per Unit payable to Unit holders of record on April 15, May 17, and June 15, 2004, respectively.

     Royalty income for the quarter ended June 30, 2004 decreased approximately $1,176,000, or 11%, compared with the second quarter of 2003 due to decreases in oil and gas production as well as a decrease in the price of gas. This decrease was offset somewhat by an increase in the price of oil. Compared to the preceding quarter ended March 31, 2004, royalty income increased approximately $667,000, or 6%, due to increases in the price of both oil and gas. These increases were tempered by decreases in the production of both oil and gas. Royalty income for the six-month period ended June 30, 2004 decreased approximately $29,000, or less than 1%, compared to the first six months of 2003 due primarily to decreases in oil and gas production as well as a slight decrease in the price of gas. These decreases were offset somewhat by an increase in the price of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

                                                Quarter Ended
                          ----------------------------------------------------------
                              June 30,              June 30,              March 31,
                               2004                  2003                   2004
Production
  Oil (Bbls)                  130,816                129,900               132,440
  Gas (Mcfs)                1,555,341              1,854,708             1,558,915

Average Price
  Oil (per Bbl)            $    32.22             $    28.27            $    28.34
  Gas (per Mcf)            $     4.54             $     4.74            $     4.32


                                              Six-Months Ended
                          ----------------------------------------------------------
                              June 30,                                     June 30,
                               2004                                          2003
Production
  Oil (Bbls)                  263,256                                      269,254
  Gas (Mcfs)                3,114,256                                    3,175,959

Average Price
  Oil (per Bbl)            $    30.27                                   $    25.69
  Gas (per Mcf)            $     4.43                                   $     4.46

     Gas revenues received for the three months ended June 30, 2004, related primarily to production for January through March. The average price of gas as reported by the Henry Hub for the same time period was $5.64 per Mcf. The average price of gas for the Henry Hub was $5.87 per Mcf for January through June. Oil revenues for the three months ended June 30, 2004 related primarily to production for February through April. The average price of oil as reported by Nymex for that time period was $36.01 per barrel. The average price of oil was $36.76 per barrel for January 2004 through June 2004. As of July 30, 2004, the average price of gas for the Henry Hub was $5.20 per Mcf and the average price of oil reported by Nymex was $42.75 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2004 decreased approximately $6,500 compared with the second quarter of 2003. Compared to the preceding quarter ended March 31, 2004, interest income increased approximately $2,800. Interest income for the six-month period ended June 30, 2004 decreased approximately $9,400 compared to the same time period in 2003. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2004 increased by $900 compared to the same quarter of 2003 primarily due to increases in the Trustee and Escrow Agent fees. This increase was partially offset by decreases in the timing of expenses for printing and auditing services. Compared to the preceding quarter ended March 31, 2004, general and administrative expenses increased approximately $13,100. This increase was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the six-month period ended June 30, 2004 decreased approximately $40,200 compared with the six-month period ended June 30, 2003, due primarily to decreases in expenses for professional and tax reporting services as well as decreases in the Trustee and Escrow Agent fees.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of June 30, 2004, other than as disclosed in Note 6 to the financial statements.

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

         (a) Exhibits

         Exhibit Number
         and Description

         (31) Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32) Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K.

         The Trust did not file any reports on Form 8-K during the quarter; however, the Trust furnished the following reports on Form 8-K during and subsequent to the second quarter:

         On April 6, 2004, the Trust furnished a report on Form 8-K dated April 5, 2004, to announce its monthly cash distribution to Unit holders of record on April 15, 2004.

         On May 6, 2004, the Trust furnished a report on Form 8-K dated May 5, 2004, to announce its monthly cash distribution to Unit holders of record on May 17, 2004.

         On June 7, 2004, the Trust furnished a report on Form 8-K dated June 3, 2004, to announce its monthly cash distribution to Unit holders of record on June 15, 2004.

         On July 6, 2004, the Trust furnished a report on Form 8-K dated July 2, 2004 to announce its monthly cash distribution to Unit holders of record on July 15, 2004.

         On August 6, 2004, the Trust furnished a report on Form 8-K dated August 5, 2004 to announce its monthly cash distribution to unit holders of record on August 16, 2004.

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

Date:  August 6, 2004

    (The Trust has no directors or executive officers.)