Form 10-Q
period 2004-09-30
SABINE ROYALTY TRUST
filed 2004-11-08
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

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
(Zip Code)

(214) 209-2400
(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Number of units of beneficial interest outstanding at November 2, 2004: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2003, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2004, the distributable income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2004, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2004 and 2003 and changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2004

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30, 2004	December 31,
	Notes	(Unaudited)	2003
Assets
Cash and short-term investments		$4,104,587	$4,247,094
Royalty interests in oil and gas properties (less accumulated amortization of $21,218,222 and $21,087,234 at September 30, 2004 and December 31, 2003)		1,176,963	1,307,951

TOTAL		$5,281,550	$5,555,045

Liabilities and Trust Corpus
Trust expenses payable		$127,263	$427,982
Other payables	4	150,012	426,070

		277,275	854,052
Contingencies	6	0	0
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		5,004,275	4,700,993

TOTAL		$5,281,550	$5,555,045

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2004	2003
Royalty income		$11,983,605	$9,741,881
Interest income		13,960	11,593

Total		11,997,565	9,753,474
General and administrative expenses		(385,400)	(372,551)

Distributable income		$11,612,165	$9,380,923

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$.80	$.64

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2004	2003
Royalty income		$32,068,710	$29,856,187
Interest income		30,961	38,026

Total		32,099,671	29,894,213
General and administrative expenses		(1,365,000)	(1,392,328)

Distributable income		$30,734,671	$28,501,885

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$2.11	$1.95

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2004	2003
Trust corpus, beginning of period		$4,700,993	$4,603,219
Amortization of royalty interests		(130,988)	(163,552)
Distributable income		30,734,671	28,501,885
Distributions	3	(30,300,401)	(28,561,816)

Trust corpus, end of period		$5,004,275	$4,379,736

Distributions per unit (14,579,345 units)	3	$2.08	$1.96

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

     Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982 to Sabine’s shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock. In May 1988, Sabine was acquired by Pacific Enterprises (“Pacific”), a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation and a wholly owned subsidiary of Pacific, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific (USA), as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

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

2. ACCOUNTING POLICIES

     Basis of Accounting

     The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•	Royalty income, net of severance and ad valorem tax, and interest income are recognized in the month in which amounts are received by the Trust (see Note 1).

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of an accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Royalties that are producing properties are amortized using the unit-of- production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit holders are recognized when declared by the Trustee (see Note 3).

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

     This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

     Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows.

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

     The cash received by the Trust from purchasers of the Trust’s oil and gas production consists of gross sales of production less applicable severance taxes.

4. PAYABLES

     Other payables consist primarily of royalty receipts suspended pending verification of ownership interest or title.

     The Trustee believes that these other payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business.

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2004, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
October 15	October 29	$.26336
November 15	November 29	$.20490

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 5, 2004.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Trust makes monthly distributions to the holders of Units of the excess of the preceding month’s revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust’s only long-term assets consist of royalty interests in producing and proved undeveloped oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future.

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2004 was $11,612,165 or $.80 per Unit. Royalty income amounted to $11,983,605 while interest income was $13,960. General and administrative expenses totaled $385,400.

     Distributions during the period were $.22614, $.23616, and $.29537 per Unit payable to Unit holders of record on July 15, August 16, and September 15, 2004, respectively.

     Royalty income for the quarter ended September 30, 2004 increased approximately $2,242,000, or 23%, compared with the third quarter of 2003 due to increases in the prices of oil and gas. These increases were offset somewhat by decreases in the production of both oil and gas. Compared to the preceding quarter ended June 30, 2004, royalty income increased approximately $1,608,000, or 15%, due to increases in the price of both oil and gas. These increases were tempered by decreases in the production of both oil and gas. Royalty income for the nine-month period ended September 30, 2004 increased approximately $2,213,000, or 7%, compared to the first nine months of 2003 due primarily to increases in the price of both oil and gas. These increases were offset somewhat by decreases in both oil and gas production.

     Royalty income in the third quarter of 2004 includes a refund the Trust received from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma refunded the withheld taxes, and the refund is included in the Trust’s distributable income for the Unit holders for October 2004.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2004	2003	2004
Production
Oil (Bbls)	128,807	137,268	130,816
Gas (Mcfs)	1,529,160	1,707,843	1,555,341
Average Price
Oil(per Bbl)	$34.97	$27.27	$32.22
Gas (per Mcf)	$5.23	$4.44	$4.54

	Nine-Months Ended
	September 30, 2004	September 30, 2003
Production
Oil (Bbls)	392,063	406,522
Gas (Mcfs)	4,643,416	4,883,802
Average Price
Oil (per Bbl)	$31.81	$26.22
Gas (per Mcf)	$4.70	$4.45

     Gas revenues received for the three months ended September 30, 2004, related primarily to production for April through June. The average price of gas as reported by the Henry Hub for the same time period was $5.49 per Mcf. The average price of gas for the Henry Hub was $5.16 per Mcf for January through September. Oil revenues for the three months ended September 30, 2004 related primarily to production for May through July. The average price of oil as reported by Nymex for that time period was $39.56 per barrel. The average price of oil was $39.14 per barrel for January 2004 through September 2004. As of October 22, 2004, the average price of gas for the Henry Hub was $4.90 per Mcf and the average price of oil reported by Nymex was $49.51 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2004 increased approximately $2,400 compared with the third quarter of 2003. Compared to the preceding quarter ended June 30, 2004, interest income increased approximately $4,100. Interest income for the nine-month period ended September 30, 2004 decreased approximately $7,100 compared to the same time period in 2003. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2004 increased by approximately $12,800 compared to the same quarter of 2003 primarily due to increases in the Trustee and Escrow Agent fees. This increase was partially offset by decreases due to the timing of expenses for printing and legal services. Compared to the preceding quarter ended June 30, 2004, general and administrative expenses decreased approximately $111,000. This decrease was primarily due to the net effect of normal fluctuations in trust expenses. General and administrative expenses for the nine-month period ended September 30, 2004 decreased approximately $27,300 compared with the nine-month period ended September 30, 2003, due primarily to decreases in expenses for professional and tax reporting services. These decreases were offset somewhat by increases in fees for auditing and engineering services.

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

     This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 5, 2004.

     Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows.

     Forward Looking Statements

     This Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward- looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Annual Report on Form 10-K affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

PART II — OTHER INFORMATION

Items 1-5 not applicable.

Item 6. Exhibits.

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
Ron E. Hooper
Senior Vice President and Trust Administrator

Date: November 8, 2004

     (The Trust has no directors or executive officers.)