Form 10-K
period 2004-12-31
SABINE ROYALTY TRUST
filed 2005-03-16
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☒   No ☐

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $498 million.

     At March 4, 2005, there were 14,579,345 units of beneficial interest outstanding.

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

      The Trust maintains an Internet website, and as a result, reports such as its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended will now be made available at http://www.sbr-sabineroyalty.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

Liabilities of the Trust

      Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2004 were $1,801,824 of which, pursuant to the terms of the Trust Agreement, $291,480 was paid to Bank of America, as Trustee, and $874,438 was paid to Bank of America, as escrow agent.

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

      The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee has the power to borrow funds required to pay liabilities of the Trust as they become due and pledge or otherwise encumber the Trust’s properties if it determines that the cash on hand is insufficient to pay such liabilities. Borrowings must be repaid in full before any further distributions are made to Unit holders. All distributable income of the Trust is distributed on a monthly basis. The Trustee is required to invest any cash being held by it for distribution on the next Distribution Date or as a reserve for liabilities in certificates of deposit, United States government securities or repurchase agreements secured by United States government securities. The Trustee furnishes Unit holders with periodic reports. See “Item 1 — Description of Units — Reports to Unit Holders.”

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

Liabilities of Trustee

      The Trustee is to be indemnified out of the assets of the Trust for any liability, expense, claim, damage or other loss incurred by it in the performance of its duties unless such loss results from its negligence, bad faith or fraud or from its expenses in carrying out such duties exceeding the compensation and reimbursement it is entitled to under the Trust Agreement. The Trustee can be reimbursed out of the Trust assets for any liability imposed upon the Trustee for its failure to ensure that the Trust’s liabilities are satisfiable only out of Trust assets. In no event will the Trustee be deemed to have acted negligently, fraudulently or in bad faith if it takes or suffers action in good faith in reliance upon and in accordance with the advice of parties considered to be qualified as experts on the matters submitted to them. The Trustee is not entitled to indemnification from Unit holders except in certain limited circumstances related to the replacement of mutilated, destroyed, lost or stolen certificates. See “Item 1 — Description of Units — Liability of Unit Holders.”

Duration of Trust

      The Trust is irrevocable and Pacific (USA) has no power to terminate the Trust or, except with respect to certain corrective amendments, to alter or amend the terms of the Trust Agreement. The Trust will exist until it is terminated by (i) two successive fiscal years in which the Trust’s gross revenues from the Royalty Properties are less than $2,000,000 per year, (ii) a vote of Unit holders as described below under “Voting Rights of Unit Holders” or (iii) operation of provisions of the Trust Agreement intended to permit compliance by the Trust with the “rule against perpetuities.” Legislation that was introduced in the 2003 Texas legislature to repeal the “rule against perpetuities” failed to pass. The Texas legislature meets again for its regular session in 2005, and it is not known whether a proposal to repeal the “rule against perpetuities” will be introduced during this legislative session.

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

DESCRIPTION OF UNITS

      Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 4, 2005, there were 14,579,345 Units outstanding.

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

      The transfer of Units by gift and the transfer of Units held by a decedent’s estate, and distributions from the Trust in respect thereof, may be restricted under applicable state law. See “Item 1 — State Law and Tax Considerations.”

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

      In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders by the Trustee, the conveyances by Sabine Corporation of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine Corporation and InterFirst (the initial trustee of the Trust), in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine Corporation of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine Corporation and Hibernia National Bank in New Orleans, in the capacities of escrow agent and of trustee of Sabine Louisiana Royalty Trust. The Trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

      Pursuant to the terms of the escrow agreement and the conveyances of the Royalty Properties, the proceeds of production from the Royalty Properties for each calendar month, and interest thereon, are collected by the escrow agent and are paid to and received by the Trust only on the next Monthly Record Date. The escrow agent has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next Monthly Record Date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each Monthly Record Date.

      Assuming that the escrow arrangement is recognized for federal income tax purposes and that the Trustee, as escrow agent, is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each Monthly Record Date. The

Trustee, as escrow agent, may not be able to cause third party expenses to be incurred on each Monthly Record Date in all instances. Cash basis Unit holders, however, should be treated as having paid all expenses and fees only when such expenses and fees are actually paid. Even if the escrow arrangement is recognized for federal income tax purposes, however, accrual basis Unit holders might be considered to have accrued expenses when such expenses are incurred rather than on each Monthly Record Date when paid.

      No ruling was requested from the Service with respect to the effect of the escrow arrangements when established. Due to the absence of direct authority and the factual nature of the characterization of the relationship among the escrow agents, Pacific (USA) and the Trust, no opinion was expressed by legal counsel with respect to the tax consequences of the escrow arrangement. If the escrow arrangement is recognized, the income from the Royalty Properties for a calendar month and interest income thereon will be taxed to the holder of the Unit on the next Monthly Record Date without regard to the ownership of the Unit prior to that date. The Trustee is treating the escrow arrangement as effective for tax purposes and furnishes tax information to Unit holders on that basis.

      The Service might take the position that the escrow arrangement should be ignored for federal tax purposes. In such case, the Trustee could be required to report the proceeds from production and interest income thereon to the Unit holders on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the escrow agent. Such reporting could impact who is taxed on the production and interest income and result in a substantial increase in the administrative expenses of the Trust. In the event of a transfer of a Unit, the income and the depletion deduction attributable to the Royalty Properties for the period up to the date of transfer would be allocated to the transferor, and the income and depletion deduction attributable to the Royalty Properties on and after the date of transfer would be allocated to the transferee. Such allocation would be required even though the transferee was the holder of the Unit on the next Monthly Record Date and, therefore, would be entitled to the monthly income distribution. Thus, if the escrow arrangement is not recognized, a mismatching of the monthly income distribution and the Unit holder’s taxable income and deductions could occur between a transferor and a transferee upon the transfer of a Unit.

      Unit holders of record on each Monthly Record Date are entitled to receive monthly distributions. See “Description of Units — Distributions of Net Income” above. The terms of the escrow agreement and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to his or her Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

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

      Louisiana. The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana inheritance and other taxes and probate, community property, forced heirship and other rules. For deaths occurring after June 30, 2004, no Louisiana inheritance tax is due and no inheritance tax return is required if certain requirements are met. Special rules apply for deaths occurring between July 1, 2004, and January 1, 2005. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana inheritance taxes or probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax.

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

Prices

  Oil

      The Trust’s average per barrel oil price increased from $26.17 in 2003 to $33.78 in 2004. The Trustee believes that the international instability coupled with a more favorable economic outlook led to the increase in the price of oil. The price of domestic oil in major part is set by OPEC. Consequently, crude oil market prices are not predictable or completely subject to normal free market forces.

  Natural Gas

      Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2004 on natural gas volumes sold of $4.80 per Mcf represented an increase from the $4.39 per Mcf received in 2003, due largely to international instability and cooler weather in the fall and early winter.

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

      Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the Environmental Protection Agency and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances”. The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on parties as “owners.”

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

      The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2004.

	Mineral and Royalty

State	Gross Acres	Net Acres

Florida	5,448	697
Louisiana	244,391	23,682
Mississippi	75,489	9,713
New Mexico	112,294	9,141
Oklahoma	381,538	67,558
Texas	1,273,132	105,760

Total	2,092,292	216,551

      Detailed information concerning the number of wells on royalty properties is not generally available to the owner of royalty interests. Consequently, the Registrant does not have information that would be disclosed by a company with oil and gas operations, such as an accurate count of the number of wells located on the Royalty Properties, the number of exploratory or development wells drilled on the Royalty Properties during the periods presented by this report, or the number of wells in process or other present activities on the Royalty Properties, and the Registrant cannot readily obtain such information.

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

Reserves

      The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2005 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

DEGOLYER AND MACNAUGHTON

4925 GREENVILLE AVENUE, SUITE 400
ONE ENERGY SQUARE
DALLAS, TEXAS 75206

March 2, 2005

Bank of America, N.A.

P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

      Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2005, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

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

      Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 44 percent of the total reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

      Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2004. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

      Petroleum reserves included in this report are classified by degree of proof as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and expenses as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. Proved reserves classifications used in this report are in accordance with the reserves definitions of Rules 4–10(a) (1)–(13) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. The petroleum reserves are classified as follows:

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

      The development status shown herein represents the status applicable on January 1, 2005. In the preparation of this study, data available from wells drilled on the appraised properties through October 31, 2004, were used in estimating gross ultimate recovery. When applicable, gross production estimated to

January 1, 2005, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2005. In some fields, this required that the production rates be estimated for up to 4 months, since production data were available only through August 2004.

      Estimated net proved reserves, as of January 1, 2005, attributable to the Trust from the properties appraised are summarized in thousands of barrels (Mbbl) or millions of cubic feet (MMcf) as follows:

	Proved Developed Reserves		Proved Undeveloped Reserves

	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	166	21	0	0
Louisiana	66	640	0	0
Mississippi	111	2,575	13	51
New Mexico	431	3,129	0	0
Oklahoma	447	11,151	0	0
Texas	4,421	20,034	30	8

Total	5,642	37,550	43	59

      Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on January 1, 2005. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

      Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2005, based on receipts by the Trust in December 2004. The assumptions used for estimating future prices and expenses are as follows:

     Oil, Condensate, Natural Gas Liquids, and Natural Gas Prices

Oil, condensate, natural gas liquids, and natural gas prices, based on receipts by the Trust in December 2004, were furnished by Bank of America. These prices were adjusted to the NYMEX posted prices for oil of $43.45 per barrel and for gas of $6.18 per million British thermal units, and were held constant for the lives of the properties. The weighted average prices over the lives of the properties were $39.14 per barrel of oil and $5.66 per thousand cubic feet.

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

      A projection of the estimated future net revenue from the properties appraised, as of January 1, 2005, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year	Future Net
Ending	Revenue
December 31	(M$)

2005	38,353
2006	33,850
2007	30,227

Subtotal	102,430
Remaining	280,422

Total	382,852

      The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2005, is estimated to be M$194,229.

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

      In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10–13, 15 and 30(a)–(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4–10(a) (1)–(13) of Regulation S–X and Rule 302(b) of Regulation S–K of the SEC; provided, however, that (i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 44 percent of the Trust’s total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

      The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2005 will be approximately $2,150,000.

      The present value of future net revenue of the Trust’s proved developed reserves increased from $168,807,194 at January 1, 2004 to $194,229,373 at January 1, 2005. This increase resulted primarily from the gas prices used in the calculation of such amount, from $5.28 per Mcf of gas at January 1, 2004 to $5.66 per Mcf of gas at January 1, 2005, as well as an increase in the price of oil from $29.76 per barrel of oil at January 1, 2004 to $39.14 per barrel of oil at January 1, 2005.

      Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 25, 2005, the NYMEX posted oil price was approximately $50.95 per barrel, which compared to the posted price of $43.45 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 25, 2005, the NYMEX posted gas price was $6.29 per million British thermal units. The use of such price, as compared to the posted price of $6.18 per million British thermal units, used to calculate the future net revenue to the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Units are listed and traded on the New York Stock Exchange under the symbol “SBR.” The following table sets forth the high and low sales prices for the Units and the aggregate amount of cash distributions paid by the Trust during the periods indicated.

	Sales Price
			Distributions
2004	High	Low	per Unit

First Quarter	$32.75	$26.40	$0.60479
Second Quarter	36.42	30.20	0.71585
Third Quarter	40.63	33.55	0.75767
Fourth Quarter	42.49	33.60	0.70763

	Sales Price
			Distributions
2003	High	Low	per Unit

First Quarter	$24.75	$19.58	$0.45499
Second Quarter	27.80	20.52	0.80739
Third Quarter	28.25	25.48	0.69668
Fourth Quarter	29.40	25.81	0.56350

      At March 4, 2005, there were 14,579,345 Units outstanding and approximately 2,300 Unit holders of record.

      The Trust does not maintain any equity compensation plans.

      The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2004	2003	2002	2001	2000

Royalty Income	$42,338,724	$38,761,739	$28,134,458	$44,222,701	$34,407,684
Distributable Income	40,587,685	37,060,003	26,539,751	42,805,378	33,122,044
Distributable Income per Unit	2.78	2.54	1.82	2.94	2.27
Total Assets at Year End	4,912,815	5,555,045	5,391,280	5,855,378	5,239,610
Distributions per Unit	2.79	2.52	1.88	2.86	2.27

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Sabine Royalty Trust (the “Trust”) makes monthly distributions to its Unit holders of the excess of the preceding month’s revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust’s only long-term assets consist of royalty interests in producing oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future. Accordingly the Trust is dependent on its operations to generate excess cash flows utilized in making distributions. These operating cash flows are largely dependent on such factors as oil and gas prices and production volumes, which are influenced by many factors beyond the control of the Trust. As a royalty owner, the Trust does not have access to certain types of information that would be disclosed by a company with oil and gas operations. See “Item 2. Properties” for a discussion of the types of information not available to the Trust.

      The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Unit holders of record as of the monthly record date (the 15th day of each calendar month, except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

      The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In September 2004, the Trust received a refund from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the State of Oklahoma refunded the withheld taxes, and the refund was included in the Trust’s October 2004 distribution.

Results of Operations

      Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2003 and 2004.

      Net royalty income during 2004 increased approximately $3,577,000, or 9.2 percent, compared to 2003 net royalty income, which had increased approximately $10,627,000, or 37.8 percent, from 2002 net royalty income.

      Revenues generated by sales of oil and gas increased in 2004 from 2003 as a result of higher gas and oil prices. These increases were tempered by a decreases in both natural gas and oil volumes. Gas volumes decreased from 6,532,013 thousand cubic feet (“Mcf”) in 2003 to 6,029,402 Mcf in 2004 after decreasing from 6,691,473 Mcf in 2002. The average price per Mcf of gas received by the Trust increased from $4.39 per Mcf in 2003 to $4.80 per Mcf in 2004, after increasing from $2.70 per Mcf in 2002. The Trustee believes that normal market forces, international instability, and the cooler weather in late fall and early winter resulted in the higher gas prices.

      Oil volumes sold decreased to 525,862 barrels in 2004 from 557,087 barrels in 2003, having decreased from 573,354 barrels in 2002. The effect of this volume decrease was offset by an increase in the average price per barrel received by the Trust to $33.78 in 2004 from $26.17 in 2003, which was an increase from $21.82 in 2002. International instability and demand along with cooler weather in the late fall and early winter led to the increase in price for 2004.

      Interest income increased to $51,000 in 2004 from $47,000 in 2003, which increased from $43,000 in 2002. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $1,802,000 in 2004 compared to $1,749,000 in 2003 due primarily to increases in professional fees for Sarbanes-Oxley compliance of approximately $91,000. This increase in professional fees was offset somewhat by decreases in fees related to Unit holder information services and tax reporting services of approximately $24,000 and $15,000, respectively. General and administrative expenses increased to $1,749,000 in 2003 compared to $1,638,000 in 2002 due to increases in professional fees and auditing fees of approximately $73,000 and $20,000, respectively.

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

1.     Basis of Accounting

      The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America:

•	Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by either the escrow agent or the Trust.

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit holders are recognized when declared by the Trustee.

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

2.     Revenue Recognition

      Revenues from royalty interests are recognized in the period in which amounts are received by the Trust or escrow agent. Royalty income received by the Trust or escrow agent in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year and from oil produced for the twelve-month period ended October 31st in the same calendar year.

3.     Reserve Disclosure

      Independent petroleum engineers estimate the net proved reserves attributable to the royalty interests. In accordance with Statement of Financial Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

4.     Contingencies

      Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2004.

New Accounting Pronouncements

      SFAS No. 123R, “Accounting for Stock-Based Compensation” was issued in December 2004 and provides new implementation guidance for stock-based compensation accounting. This Statement is effective for public entities that do not file as small business issuers — as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Trust has no options or other stock-based instruments and accordingly, this new Standard will have no impact on the financial statements of the Trust.

Off-Balance Sheet Arrangements

      As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and the Trustee does not have any control over or any responsibility relating to the operation of the Royalty Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses, and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.

Inflation

      Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2002 and 2004. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2004	33.78	4.80
2003	26.17	4.39
2002	21.82	2.70

Forward-Looking Statements

      This Annual Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices (including, without limitation, the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations) and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Trust is a passive entity, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

      We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

      In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2004 and 2003, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 14, 2005

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,

	2004	2003

Assets
Cash and short-term investments	$3,753,282	$4,247,094
Royalty interests in oil and gas properties less accumulated amortization of $21,235,652 (2004) and $21,087,234 (2003)	1,159,533	1,307,951

Total	$4,912,815	$5,555,045

Liabilities and Trust Corpus
Trust expenses payable	$249,308	$427,982
Other payables (Note 4)	140,432	426,070

Total liabilities	389,740	854,052
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,523,075	4,700,993

Total	$4,912,815	$5,555,045

Statements of Distributable Income

	Year Ended December 31,

	2004	2003	2002

Royalty Income	$42,338,724	$38,761,739	$28,134,458
Interest Income	50,785	47,417	43,337

Total	42,389,509	38,809,156	28,177,795
General and administrative expenses (Note 6)	1,801,824	1,749,153	1,638,044

Distributable income	$40,587,685	$37,060,003	$26,539,751

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Note 1)	$2.78	$2.54	$1.82

Distributions per unit (Note 3)	$2.79	$2.52	$1.88

Statements of Changes in Trust Corpus

	2004	2003	2002

Trust corpus, beginning of year	$4,700,993	$4,603,219	$5,677,097
Amortization of royalty interests	(148,418)	(184,950)	(221,506)
Distributable income	40,587,685	37,060,003	26,539,751
Distributions to unit holders (Note 3)	(40,617,185)	(36,777,279)	(27,392,123)

Trust corpus, end of year	$4,523,075	$4,700,993	$4,603,219

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

      The proceeds of production from the Royalties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

agent. The conveyances by Sabine of the Royalties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalties located in Louisiana. On December 31, 2001, Bank of America, N.A. assumed the duties as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

      Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the escrow agent and are paid to and received by the Trust only on the next monthly record date. The escrow agent has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for Federal income tax purposes and that the Trustee, as escrow agent is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.

      Distributable income as determined for financial reporting purposes for a given quarter will not usually equal the sum of distributions made during that quarter. Rather, distributable income for a given quarter will approximate the sum of the distributions made during the last two months of such quarter and the first month of the next quarter.

2. Accounting Policies

Basis of Accounting

      The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America:

•	Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by either the escrow agent or the Trust (see Note 1).

•	Trust expenses, consisting principally of routine general and administrative costs, include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Royalties that are producing properties are amortized using the unit-of-production method. This amortization is shown as a reduction of Trust corpus.

•	Distributions to Unit holders are recognized when declared by the Trustee (see Note 3).

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

      This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

New Accounting Standards

      SFAS No. 123R, “Accounting for Stock-Based Compensation” was issued in December 2004 and provides new implementation guidance for stock-based compensation accounting. This Statement is effective for public entities that do not file as small business issuers — as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Trust has no options or other stock-based instruments and accordingly, this new Standard will have no impact on the financial statements of the Trust.

Distributable Income Per Unit

      Basic distributable income per Unit is computed by dividing distributable income by the weighted average Units outstanding. Distributable income per Unit assuming dilution is computed by dividing distributable income by the weighted average number of Units and equivalent Units outstanding. The Trust had no equivalent Units outstanding for any period presented. Therefore, basic distributable income per Unit and distributable income per Unit assuming dilution are the same.

Federal Income Taxes

      The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust, which is on the record date following the end of each month, as discussed above in Note 1.

3. Distributions to Unit Holders

      The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In September 2004, the Trust received a refund from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the State of Oklahoma refunded the withheld taxes, and the refund was included as royalty income in the Trust’s October 2004 distribution.

4. Other Payables

      Other payables consist of the following:

December 31,	2004	2003

Royalty receipts in suspense pending verification of ownership interest or title	$140,432	$426,070

Total	$140,432	$426,070

      The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

      Subsequent to December 31, 2004, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit

January 18, 2005	January 31, 2005	$.23163
February 15, 2005	February 28, 2005	$.26140
March 15, 2005	March 29, 2005	$.20350

6. General and Administrative Expenses

      General and administrative expenses for the years ended December 31, were as follows:

	2004	2003	2002

Trustee’s fee	$291,480	$288,221	$284,172
Escrow agent’s fee	874,438	864,652	852,520
Professional fees	264,216	182,745	144,741
Unit holders’ services fees	244,970	267,427	232,388
Other	126,720	146,108	124,223

Total General and Administrative Expenses	1,801,824	1,749,153	1,638,044

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

      The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2004 and 2003 (in thousands, except per Unit amounts):

Calendar	Royalty	Distributable	Distributable
Quarter	Income	Income	Income per Unit

2004
First Quarter	$9,709	$9,233	$0.63
Second Quarter	10,376	9,889	0.68
Third Quarter	11,984	11,612	0.80
Fourth Quarter	10,270	9,854	0.67

	$42,339	$40,588	$2.78

2003
First Quarter	$8,562	$8,050	$0.55
Second Quarter	11,552	11,071	0.76
Third Quarter	9,742	9,381	0.64
Fourth Quarter	8,906	8,558	0.59

	$38,762	$37,060	$2.54

8. Supplemental Oil and Gas Information (Unaudited)

Reserve Quantities

      Information regarding estimates of the proved oil and gas reserves attributable to the Trust are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with Statement of Financial Accounting Standards No. 69 (“SFAS 69”) and the guidelines established by the Securities and Exchange Commission. Certain information required by SFAS 69 is not presented because that information is not applicable to the Trust due to its passive nature.

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2002	5,430	37,489
Revisions of previous estimates	181	4,457
Production	(526)	(5,614)

December 31, 2002	5,085	36,332
Revisions of previous estimates	880	6,546
Production	(481)	(5,929)

December 31, 2003	5,484	36,949
Revisions of previous estimates	664	5,586
Production	(463)	(4,926)

December 31, 2004	5,685	37,609

      Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2002	5,425	37,376
December 31, 2002	5,067	36,239
December 31, 2003	5,454	36,878
December 31, 2004	5,642	37,550

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

      The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($39.14 per bbl and $5.66 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2004	2003	2002

Future net cash inflows	$382,852	$324,013	$270,513
Discount of future net cash flows @ 10%	(188,623)	(155,206)	(132,058)

Standardized measure of discounted future net cash inflows	$194,229	$168,807	$138,455

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002

Standardized measure of discounted future net cash flows, January 1,	$168,807	$138,455	$86,115
Royalty income, net of severance and ad valorem taxes	(42,339)	(38,762)	(28,134)
Changes in prices, net of related costs	27,440	23,279	51,026
Revisions of previous estimates and other	23,440	31,989	20,836
Accretion of discount	16,881	13,846	8,612

Standardized measure of discounted future net cash flows, December 31,	$194,229	$168,807	$138,455

      Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 25, 2005, the NYMEX posted oil price was approximately $50.95 per barrel, which compared to the posted price of $43.45 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 25, 2005, the NYMEX posted gas price was $6.29 per million British thermal units. The use of such price, as compared to the posted price of $6.18 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee on Behalf of Unit holders of Sabine Royalty Trust:

      We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the “Trustee”), as trustee and escrow agent, for the years ended December 31, 2004, 2003 and 2002. These statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Statements of Fees and Expenses are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Fees and Expenses. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 3 , the Statements of Fees and Expenses were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

      In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2004, 2003 and 2002, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 10, 2005

STATEMENTS OF FEES AND EXPENSES

PAID BY SABINE ROYALTY TRUST TO
BANK OF AMERICA, N.A., AS
TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

	2004	2003	2002

Trustee’s fee	$291,480	$288,221	$284,172
Escrow agent’s fee	874,438	864,652	852,520

Total fees and expenses	$1,165,918	$1,152,873	$1,136,692

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

      The compensation agreement under the Trust Agreement provides for a “cost plus” fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust’s first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forgo bonuses earned of $34,082, $22,118 and $38,308 in 2004, 2003 and 2002, respectively.

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

      3. The Statements of Fees and Expenses are prepared on a modified cash basis, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Trust expenses include payments made during the accounting period. Expenses are accrued to the extent of amounts that become payable on the next monthly record date following the end of the accounting period. These statements differ from statements prepared in conformity with accounting principles generally accepted in the United States of America because expenses other than those expected to be paid on the following monthly record date are not accrued.

      This comprehensive basis of accounting other than accounting principles generally accepted in the United States of America corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      The Trustee conducted an evaluation of the Trust’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Trustee has concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Trustee’s Report on Internal Control Over Financial Reporting

      As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Trustee will file the Trustee’s Report on Internal Control Over Financial Reporting and the related Attestation Report of Deloitte & Touche LLP, an independent registered public accounting firm, by April 30, 2005 through an amendment to this annual report on Form 10-K.

      There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B.	Other Information.

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Directors and Executive Officers. The Registrant has no directors or executive officers. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the Units represented at the meeting.

      Compliance with Section 16(a) of the Exchange Act. The Trust has no directors and officers and knows of no Unit holder that is a beneficial owner of more than ten percent of the outstanding Units, and is therefore unaware of any person that failed to report on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

      (a) Security Ownership of Certain Beneficial Owners. As of February 25, 2005 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.

      (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of March 3, 2005 an aggregate of 201,227 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 23,497 of such Units.

      (c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions.

      Not applicable.

Item 14.	Principal Accounting Fees and Services.

      Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003

Audit fees	$84,000	$83,000
Audit-related fees	$0	$0
Tax fees	$22,795	$37,589
All other fees	$0	$0

      As referenced in Item 10, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

      (a) The following documents are filed as a part of this report:

      1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2004 and 2003

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2004

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2004

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

(23)		— Consent of DeGolyer and MacNaughton.
31		— Rule 13a-14(a)(15d-14(a)) Certification.
32		— Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 10, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		— Report dated February 10, 2005 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2004.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice-President

Date: March 16, 2005

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

(23)		— Consent of DeGolyer and MacNaughton.
31		— Rule 13a-14(a)(15d-14(a)) Certification.
32		— Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 10, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		— Report dated February 10, 2005 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2004.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.