Form 10-Q
period 2005-03-31
SABINE ROYALTY TRUST
filed 2005-05-06
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

Number of units of beneficial interest outstanding at April 29, 2005: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2004 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2005, the distributable income for the three-month periods ended March 31, 2005 and 2004 and the changes in trust corpus for the three-month periods ended March 31, 2005 and 2004, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2005, and the related condensed statements of distributable income for the three-month periods ended March 31, 2005 and 2004 and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2005

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2005	December 31,
	Notes	(Unaudited)	2004
Assets
Cash and short-term investments		$5,249,653	$3,753,282
Royalty interests in oil and gas properties (less accumulated amortization of $21,271,982 and $21,235,652 at March 31, 2005 and December 31, 2004)		1,123,203	1,159,533

TOTAL		$6,372,856	$4,912,815

Liabilities and Trust Corpus
Trust expenses payable		$214,025	$249,308
Other payables	4	108,592	140,432

		322,617	389,740
Contingencies	6	—	—
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		6,050,239	4,523,075

TOTAL		$6,372,856	$4,912,815

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2005	2004
Royalty income		$12,353,798	$9,709,159
Interest income		26,486	7,109

Total		12,380,284	9,716,268
General and administrative expenses		(661,837)	(483,234)

Distributable income		$11,718,447	$9,233,034

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$.80	$.63

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2005	2004
Trust corpus, beginning of period		$4,523,075	$4,700,993
Amortization of royalty interests		(36,330)	(44,068)
Distributable income		11,718,447	9,233,034
Distributions	3	(10,154,953)	(8,817,443)

Trust corpus, end of period		$6,050,239	$5,072,516

Distributions per unit (14,579,345 units)	3	$.70	$.60

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

     Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the Trustee, as escrow agent, and are paid to and received by the Trust only on the next monthly record date. The Trustee, as escrow agent, has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for Federal income tax purposes and that the Trustee is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.

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

     Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

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

     Federal Income Taxes

     The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1 to these financial statements is respected by the Internal Revenue Service. In the absence of the escrow arrangement, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangement as effective for tax purposes and furnishes tax information to Unit holders on that basis.

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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2005, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
April 15	April 29	$.33910
May 16	May 27	$.23516

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of April 29, 2005.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2005 was $11,718,447 or $.80 per Unit. Royalty income amounted to $12,353,798 while interest income was $26,486. General and administrative expenses totaled $661,837.

     Distributions during the period were $.23163, $.26140, and $.20350 per Unit payable to Unit holders of record on January 18, February 15, and March 15, 2005, respectively.

     Royalty income for the quarter ended March 31, 2005 increased approximately $2,645,000, or 27%, compared with the first quarter of 2004 due to increases in the prices of oil and gas as well as an increase in oil production. These increases were offset somewhat by a decrease in the production of gas. Compared to the preceding quarter ended December 31, 2004, royalty income increased approximately $2,084,000, or 20%, due to increases in the price gas and in the production of oil. These increases were tempered by decreases in the price of oil and the production of gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2005	2004	2004
Production
Oil (Bbls)	146,224	132,440	133,799
Gas (Mcfs)	1,369,676	1,558,915	1,381,012

Average Price
Oil (per Bbl)	$35.82	$28.34	$39.56
Gas (per Mcf)	$6.01	$4.32	$5.18

     Gas revenues received for the three months ended March 31, 2005, related primarily to production for October 2004 through December 2004. The average price of gas as reported by the Henry Hub for the same time period was $5.91 per Mcf. The average price of gas for the Henry Hub was $5.75 per Mcf for January 2005 through March 2005. Oil revenues for the three months ended March 31, 2005 related primarily to production for November 2004 through January 2005. The average price of oil as reported by Nymex for that time period was $46.13 per barrel. The average price of oil was $49.48 per barrel for January 2005 through March 2005. As of March 31, 2005, the average price of gas for the Henry Hub was $6.29 per Mcf and the average price of oil reported by Nymex was $54.00 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2005 increased approximately $19,400 compared with the first quarter of 2004. Compared to the preceding quarter ended December 31, 2004, interest income increased approximately $6,700. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2005 increased by approximately $178,600 compared to the same quarter of 2004 primarily due to increases in professional and auditing fees of approximately $48,200 and $50,900, respectively, associated with Sarbanes-Oxley Section 404 compliance. Increases in tax reporting, trustee and escrow agent fees, and professional services of $37,200, $17,000 and $9,300, respectively, made up the majority of the balance of the increase. Compared to the previous quarter ended December 31, 2004, general and administrative expenses increased approximately $225,000. This increase was primarily due to the timing of payment of annual expenses, such as exchange listing fees, and printing of tax materials.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of April 29, 2005.

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

Date: May 6, 2005

     (The Trust has no directors or executive officers.)