Form 10-Q
period 2005-06-30
SABINE ROYALTY TRUST
filed 2005-08-05
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Yes ☒ No ☐

Number of units of beneficial interest outstanding at July 29, 2005: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2004 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2005, the distributable income for the three-month and six-month periods ended June 30, 2005 and 2004 and the changes in trust corpus for the six-month periods ended June 30, 2005 and 2004, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2005, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2005 and 2004 and changes in trust corpus for the six-month periods ended June 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 5, 2005

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2005	December 31,
	Notes	(Unaudited)	2004
Assets
Cash and short-term investments		$4,538,782	$3,753,282
Royalty interests in oil and gas properties (less accumulated amortization of $21,305,812 and $21,235,652 at June 30, 2005 and December 31, 2004)		1,089,373	1,159,533

TOTAL		$5,628,155	$4,912,815

Liabilities and Trust Corpus
Trust expenses payable		$173,132	$249,308
Other payables	4	290,480	140,432

		463,612	389,740
Contingencies	6	—	—
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		5,164,543	4,523,075

TOTAL		$5,628,155	$4,912,815

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2005	2004
Royalty income		$11,768,560	$10,375,946
Interest income		38,082	9,892

Total		11,806,642	10,385,838
General and administrative expenses		(542,486)	(496,366)

Distributable income		$11,264,156	$9,889,472

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$.77	$.68

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2005	2004
Royalty income		$24,122,358	$20,085,105
Interest income		64,568	17,001

Total		24,186,926	20,102,106
General and administrative expenses		(1,204,324)	(979,600)

Distributable income		$22,982,602	$19,122,506

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$1.58	$1.31

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2005	2004
Trust corpus, beginning of period		$4,523,075	$4,700,993
Amortization of royalty interests		(70,160)	(87,886)
Distributable income		22,982,602	19,122,506
Distributions	3	(22,270,974)	(19,254,068)

Trust corpus, end of period		$5,164,543	$4,841,545

Distributions per unit (14,579,345 units)	3	$1.53	$1.32

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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2005, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
July 15	July 29	$.28078
August 15	August 29	$.31653

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of July 29, 2005.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2005 was $11,264,156 or $.77 per Unit. Royalty income amounted to $11,768,560 while interest income was $38,082. General and administrative expenses totaled $542,486.

     Distributions during the period were $.33910, $.23516, and $.25678 per Unit payable to Unit holders of record on April 15, May 16, and June 15, 2005, respectively.

     Royalty income for the quarter ended June 30, 2005 increased approximately $1,393,000, or 13%, compared with the second quarter of 2004 due to increases in the prices of oil and gas as well as an increase in oil production. These increases were offset somewhat by a decrease in the production of gas. Compared to the preceding quarter ended March 31, 2005, royalty income decreased approximately $585,000, or 5%, due to a decrease in the price of gas as well as decreases in the production of both oil and gas. These decreases were tempered by an increase in the price of oil. Royalty income for the six months ended June 30, 2005 increased $4,037,000 or 20% due primarily to increases in oil production and increases in the prices of both oil and gas. These increases were offset somewhat by a decrease in the production of gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2005	2004	2005
Production
Oil (Bbls)	136,733	130,816	146,224
Gas (Mcfs)	1,271,939	1,555,341	1,369,676

Average Price
Oil (per Bbl)	$39.34	$32.22	$35.82
Gas (per Mcf)	$5.86	$4.54	$6.01

	Six-Months Ended
	June 30, 2005	June 30, 2004
Production
Oil (Bbls)	282,957	263,256
Gas (Mcfs)	2,641,615	3,114,256

Average Price
Oil (per Bbl)	$37.52	$30.27
Gas (per Mcf)	$5.94	$4.43

     Gas revenues received for the three months ended June 30, 2005, related primarily to production for January 2005 through March 2005. The average price of gas as reported by the Henry Hub for the same time period was $5.75 per Mcf. The average price of gas for the Henry Hub was $6.68 per Mcf for January 2005 through June 2005. Oil revenues for the three months ended June 30, 2005 related primarily to production for February 2005 through April 2005. The average price of oil as reported by Nymex for that time period was $61.23 per barrel. The average price of oil was $56.08 per barrel for January 2005 through June 2005. As of July 15, 2005, the price of gas for the Henry Hub was $7.01 per Mcf and the price of oil reported by Nymex was $57.81 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2005 increased approximately $28,200 compared with the second quarter of 2004. Compared to the preceding quarter ended March 31, 2005, interest income increased approximately $11,600. Interest income for the six-month period ended June 30, 2005 increased approximately $47,600 compared to the same time period in 2004. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2005 increased by approximately $46,100 compared to the same quarter of 2004 primarily due to increases in professional and auditing fees of approximately $13,500 and $17,000, respectively, associated with Sarbanes-Oxley Section 404 compliance. Increases in unitholder information services, and printing services of $16,200, and $21,600, respectively, made up the majority of the balance of the increase. These increases were offset somewhat by a decrease in the escrow agent and trustee fees of approximately $17,000. Compared to the previous quarter ended March 31, 2005, general and administrative expenses decreased approximately $119,400. This decrease was primarily due to the payment of annual expenses, such as exchange listing fees, and printing of tax materials, in the first quarter. General and administrative expenses for the six months ended June 30, 2005 increased approximately $224,700 compared to the same time period in 2004 primarily due to increases of $61,800 and $77,800 in professional services and auditing services, respectively, for Sarbanes-Oxley Section 404 compliance. Increases of $16,700 for tax reporting services and $71,300 for customizing tax information on a unitholder level make up the balance of the increase.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of July 29, 2005.

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

Date: August 5, 2005

     (The Trust has no directors or executive officers.)