Form 10-Q
period 2005-09-30
SABINE ROYALTY TRUST
filed 2005-11-04
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of units of beneficial interest outstanding at November 4, 2005: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2004, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2004 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2005, the distributable income for the three-month and nine-month periods ended September 30, 2005 and 2004 and the changes in trust corpus for the nine-month periods ended September 30, 2005 and 2004, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2005, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2005 and 2004 and changes in trust corpus for the nine-month periods ended September 30, 2005 and 2004. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 3, 2005

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		September 30, 2005	December 31,
	Notes	(Unaudited)	2004
Assets
Cash and short-term investments		$4,532,527	$3,753,282
Royalty interests in oil and gas properties (less accumulated amortization of $21,343,361 and $21,235,652 at September 30, 2005 and December 31, 2004)		1,051,824	1,159,533

TOTAL		$5,584,351	$4,912,815

Liabilities and Trust Corpus
Trust expenses payable		$152,634	$249,308
Other payables	4	253,338	140,432

		405,972	389,740
Contingencies	6	0	0
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		5,178,379	4,523,075

TOTAL		$5,584,351	$4,912,815

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2005	2004
Royalty income		$13,695,105	$11,983,605
Interest income		48,075	13,960

Total		13,743,180	11,997,565
General and administrative expenses		(440,626)	(385,400)

Distributable income		$13,302,554	$11,612,165

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$.91	$.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2005	2004
Royalty income		$37,817,463	$32,068,710
Interest income		112,643	30,961

Total		37,930,106	32,099,671
General and administrative expenses		(1,644,950)	(1,365,000)

Distributable income		$36,285,156	$30,734,671

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$2.49	$2.11

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2005	2004
Trust corpus, beginning of period		$4,523,075	$4,700,993
Amortization of royalty interests		(107,709)	(130,988)
Distributable income		36,285,156	30,734,671
Distributions	3	(35,522,143)	(30,300,401)

Trust corpus, end of period		$5,178,379	$5,004,275

Distributions per unit (14,579,345 units)	3	$2.44	$2.08

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2005, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
October 17	October 31	$.28446
November 15	November 29	$.34556

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 4, 2005.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2005 was $13,302,554 or $.91 per Unit. Royalty income amounted to $13,695,105 while interest income was $48,075. General and administrative expenses totaled $440,626.

     Distributions during the period $.28078, $.31653, and $.31159 per Unit payable to Unit holders of record on July 15, August 15, and September 15, 2005, respectively.

     Royalty income for the quarter ended September 30, 2005 increased approximately $1,712,000, or 14%, compared with the third quarter of 2004 due to increases in the prices of oil and gas as well as an increase in oil production. These increases were offset somewhat by a decrease in the production of gas. Compared to the preceding quarter ended June 30, 2005, royalty income increased approximately $1,927,000, or 16%, due to an increase in the price of gas as well as increases in the production of both oil and gas. These increases were tempered by a decrease in the price of oil. Royalty income for the nine months ended September 30, 2005 increased $5,749,000 or 18% due primarily to increases in oil production and increases in the prices of both oil and gas. These increases were offset somewhat by a decrease in the production of gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2005	2004	2005
Production
Oil (Bbls)	166,571	128,807	136,733
Gas (Mcfs)	1,322,984	1,529,160	1,271,939

Average Price
Oil (per Bbl)	$37.67	$34.97	$39.34
Gas (per Mcf)	$6.50	$5.23	$5.86

	Nine-Months Ended
	September 30, 2005	September 30, 2004
Production
Oil (Bbls)	449,528	392,063
Gas (Mcfs)	3,964,600	4,643,416

Average Price
Oil (per Bbl)	$37.58	$31.81
Gas (per Mcf)	$6.13	$4.70

     Gas revenues received for the three months ended September 30, 2005, related primarily to production for April 2005 through June 2005. The average price of gas as reported by the Henry Hub for the same time period was $6.25 per Mcf. The average price of gas for the Henry Hub was $7.58 per Mcf for January 2005 through September 2005. Oil revenues for the three months ended September 30, 2005 related primarily to production for May 2005 through July 2005. The average price of oil as reported by Nymex for that time period was $54.73 per barrel. The average price of oil was $58.12 per barrel for January 2005 through September 2005. As of October 25, 2005, the price of gas for the Henry Hub was $11.72 per Mcf and the price of oil reported by Nymex was $61.13 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2005 increased approximately $34,100 compared with the third quarter of 2004. Compared to the preceding quarter ended June 30, 2005, interest income increased approximately $10,000. Interest income for the nine-month period ended September 30, 2005 increased approximately $81,700 compared to the same time period in 2004. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2005 increased by approximately $55,200 compared to the same quarter of 2004 primarily due to increases in professional expenses of $25,800 for Sarbanes-Oxley compliance. Legal and Unit holder services of approximately $16,200 and $20,600 made up majority of the balance of the increases. These increases were offset somewhat by decreases in the escrow agent/trustee fees and transfer agent fees of approximately $3,000 and $4,200, respectively. Compared to the previous quarter ended June 30, 2005, general and administrative expenses decreased approximately $101,900. This decrease was primarily due to the payment of annual expenses in the second quarter, such as printing of annual reports and engineering fees associated with the reserve report of $51,000 and $40,400, respectively. The majority of the balance of decreases, $24,500, was for Unit holder services. These decreases were offset somewhat by increases in professional expenses and legal fees of $12,200 and $9,400, respectively. General and administrative expenses for the nine months ended September 30, 2005 increased approximately $280,000 compared to the same time period in 2004 primarily due to increases of $87,500 and $77,800 in professional services and auditing services, respectively, for Sarbanes-Oxley Section 404 compliance. Increases of $21,800 for tax reporting services, $20,700 for legal services and $71,300 for customizing tax information on a Unit holder level made up the majority of the balance of the increase.

Gulf of Mexico Hurricanes

     In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher prices. The duration of these higher prices cannot be predicted. These increased prices will affect distributions to Unit holders beginning with the November 2005 distribution. Even though the Trust has properties located in Louisiana, Mississippi, Texas and Florida, the Trustee believes that the effect on the Trust with respect to any disruption in production will be minimal, if at all.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 4, 2005.

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

Date: November 4, 2005

     (The Trust has no directors or executive officers.)