Form 10-K
period 2005-12-31
SABINE ROYALTY TRUST
filed 2006-03-15
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐   No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐                    Accelerated filer ☒                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act). Yes ☐   No ☒
     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $617 million.
     At March 6, 2006, there were 14,579,345 units of beneficial interest outstanding.
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
Liabilities of the Trust
      Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2005 were $2,089,547 of which, pursuant to the terms of the Trust Agreement, $297,187 was paid to Bank of America, as Trustee, and $891,548 was paid to Bank of America, as escrow agent.
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
DESCRIPTION OF UNITS
      Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 6, 2006, there were 14,579,345 Units outstanding.
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
      Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust. Unit holders itemizing deductions will also be subject to limitations on taking such deductions if the Unit holder’s adjusted gross income exceeds a threshold amount, which is $145,950 for 2005 and $150,500 for 2006 (if married, filing jointly).
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
      Louisiana. The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana inheritance and other taxes and probate, community property, forced heirship and other rules. For deaths occurring after June 30, 2004, no Louisiana inheritance tax is due and no inheritance tax return is required if certain requirements are met. Special rules apply for decedents’ estates located in areas impacted by Hurricanes Katrina and Rita of 2005. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana inheritance taxes or probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax.
      Florida, Mississippi, New Mexico and Oklahoma. Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will be applicable to royalty income allocable to a corporate Unit holder from properties located within Florida. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will be applicable to royalty income allocable to a Unit holder from properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, the Trust should be considered a grantor trust for state income tax purposes and the Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.
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
      New Mexico imposes a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust will then file a New Mexico tax return, obtain a refund, and distribute that refund to Unit holders.
      Withholding at the Trust level reduces the amount of cash available for distribution to Unit holders. Unit holders who transfer their Units before the New Mexico tax refund is received by the Trust or after the refund is received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust and second by the tax payment made directly to New Mexico with the filing of their New Mexico income tax returns.
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
Prices
  Oil
      The Trust’s average per barrel oil price increased from $33.78 in 2004 to $40.47 in 2005. The Trustee believes that the international instability all year coupled with increasing global demand and supply shortage concerns led to an increase in the price of oil. This increase was magnified by reduced production as a result of the tropical storms in the Gulf of Mexico in late August and early September. Afterwards oil prices soared to record levels, reaching over $69 per barrel.
  Natural Gas
      Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2005 on natural gas volumes sold of $6.84 per Mcf represented a significant increase from the $4.80 per Mcf received in 2004, due largely to international instability and the tropical storms in the Gulf of Mexico in late August and early September.
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
New Events
   Proxy Solicitation
      On January 4, 2006, proxy solicitation materials were mailed to unitholders of record and unitholders who hold the units through brokerage accounts. The solicitation received by unitholders concerns an initiative created by Sabine Production Partners, LP.
      Despite the similarity of the name of Sabine Production Partners, LP (“SPP”), it is not an entity that is affiliated with Sabine Royalty Trust (“SRT” or the “Trust”).
      In the proposals SPP sets forth in its proxy solicitation, SPP seeks to gain control of the assets of Sabine Royalty Trust by liquidating the Trust in a manner whereby the assets of the Trust are sold to SPP in exchange for partnership interests in SPP that would be distributed to unitholders of the Trust upon its liquidation.
      On January 31, 2006, Sabine Production Partners, LP (“SPP”) announced that it is suspending indefinitely its previously-announced solicitation of proxies from unitholders of Sabine Royalty Trust. SPP is not withdrawing or abandoning its Registration Statement or Proxy Statement/ Prospectus. No recommencement of the solicitation will occur without a public announcement to that effect by SPP and the making of appropriate filings with the SEC. Until such announcement and filings, SPP has stated that it will not attempt to call a meeting of SBR unitholders using any proxies that have been submitted prior to recommencement.
Item 1A. Risk Factors
Crude oil and natural gas prices are volatile and fluctuate in response to a number of factors; Lower prices could reduce the net proceeds payable to the Trust and Trust distributions.
      The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.
      When crude oil and natural gas prices decline, the Trust is affected in two ways. First, net income from the Royalty Properties is reduced. Second, exploration and development activity by operators on the Royalty Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.
Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.
      The value of the Units will depend upon, among other things, the reserves attributable to the Royalty Properties. The calculations of proved reserves and estimating reserves is inherently uncertain. In addition, the estimates of future net revenues are based upon various assumptions regarding future production levels, prices and costs that may prove to be incorrect over time.
      The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable crude oil and natural gas and the future prices of crude oil and natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include:

•	historical production from the area compared with production rates from similar producing areas;

•	the effects of governmental regulation;

•	assumptions about future commodity prices, production and taxes;

•	the availability of enhanced recovery techniques; and

•	relationships with landowners, working interest partners, pipeline companies and others.
      Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds an interest in net royalties and overriding royalties and does not own a specific percentage of the crude oil or natural gas reserves. Ultimately, actual production, revenues and expenditures for the Royalty Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.
The assets of the Trust are depleting assets and, if the operators developing the Royalty Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.
      The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Projects, which are determined solely by the operator, on the Royalty Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves. If the operators developing the Royalty Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.
      Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unit holders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unit holders, which could reduce the market value of the Units over time. Eventually, the Royalty Properties will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.
The market price for the Units may not reflect the value of the royalty interests held by the Trust.
      The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for crude oil and natural gas produced from the Royalty Properties. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalty Properties to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.
Terrorism and continued hostilities in the Middle East could decrease Trust distributions or the market price of the Units.
      Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, the war in Iraq and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Royalty Properties rely could be a direct target or an indirect casualty of an act of terror.
Unit holders and the Trustee have no influence over the operations on, or future development of, the Royalty Properties.
      Neither the Trustee nor the Unit holders can influence or control the operations on, or future development of, the Royalty Properties. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. The current operators developing the Royalty Properties are under no obligation to continue operations on the Royalty Properties. Neither the Trustee nor the Unit holders have the right to replace an operator.
The operator developing any Royalty Property may abandon the property, thereby terminating the royalties payable to the Trust.
      The operators developing the Royalty Properties, or any transferee thereof, may abandon any well or property without the consent of the Trust or the Unit holders if they reasonably believe that the well or property can no longer produce in commercially economic quantities. This could result in the termination of the royalties relating to the abandoned well or property.
The Royalty Properties can be sold and the Trust would be terminated.
      The Trustee must sell the Royalty Properties if Unit holders approve the sale or vote to terminate the Trust as described under “Item 1 — Description of the Trust — Voting Rights of Unit Holders” above. The Trustee must also sell the Royalty Properties if they fail to generate net revenue for the Trust of at least $2,000,000 per year over any consecutive two-year period. Sale of all of the Royalty Properties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders.

Unit holders have limited voting rights and have limited ability to enforce the Trust’s rights against the current or future operators developing the Royalty Properties.
      The voting rights of a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustee.
      The Trust Agreement and related trust law permit the Trustee and the Trust to take appropriate action against the operators developing the Royalty Properties to compel them to fulfill the terms of the conveyance of the Royalty Properties. If the Trustee does not take appropriate action to enforce provisions of the conveyance, the recourse of the Unit holders would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue any of the operators developing the Royalty Properties.
Financial information of the Trust is not prepared in accordance with GAAP.
      The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The limited liability of the Unit holders in uncertain.
      The Unit holders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust does not include the interposition of a limited liability entity such as a corporation or limited partnership which would provide further limited liability protection to Unit holders. While the Trustee is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of Trust assets, under the laws of Texas, which are unsettled on this point, a holder of Units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, Unit holders may be exposed to personal liability.
Item 1B. Unresolved Staff Comments
      The Trust has not received any written comments from the Securities and Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2005.
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

      The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2005.

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
Reserves
      The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2006 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244
March 7, 2006
Bank of America, N.A.
P. O. Box 830650
Dallas, Texas 75283-0650
Gentlemen:
      Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2006, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.
      Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/ Dwights LLC; Copyright 2006 Petroleum Information/ Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.
      Our reserves estimates are based on a detailed study of the properties and were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 41 percent of the total reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.
      Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2005. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales-gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.
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

      The development status shown herein represents the status applicable on January 1, 2006. In the preparation of this study, data available from wells drilled on the appraised properties through October 31, 2005, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2006, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2006. In some fields, this required that the production rates be estimated for up to 4 months, since production data were available only through August 2005.
      Estimated net proved reserves, as of January 1, 2006, attributable to the Trust from the properties appraised are summarized in thousands of barrels (Mbbl) or millions of cubic feet (MMcf) as follows:

	Proved Developed Reserves		Proved Undeveloped Reserves

	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	153	20	0	0
Louisiana	74	505	0	0
Mississippi	101	2,134	30	228
New Mexico	470	3,469	0	0
Oklahoma	559	9,969	0	0
Texas	4,840	20,075	41	2

Total	6,197	36,172	71	230
      Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on January 1, 2006. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.
      Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2006, based on receipts by the Trust in December 2005. The assumptions used for estimating future prices and expenses are as follows:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices, based on receipts by the Trust in December 2005, were furnished by Bank of America. These prices were adjusted to the NYMEX posted prices for oil of $60.32 per barrel and for gas of $10.06 per million British thermal units, and were held constant for the lives of the properties. The weighted average prices over the lives of the properties were $53.65 per barrel of oil and $8.64 per thousand cubic feet.

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

      A projection of the estimated future net revenue from the properties appraised, as of January 1, 2006, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Future Net
Revenue
Year Ending December 31	(M$)

2006	57,555
2007	50,429
2008	44,812

Subtotal	152,796
Remaining	413,281

Total	566,077
      The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2006, is estimated to be M$287,777.
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
      In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 10-13, 15 and 30(a)-(b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4-10(a) (1)-(13) of Regulation S-X and Rule 302(b) of Regulation S-K of the SEC; provided, however, that (i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 41 percent of the Trust’s total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.
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
      The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2006 will be approximately $2,280,000.
      The present value of future net revenue of the Trust’s proved developed reserves increased from $194,229,373 at January 1, 2005 to $289,141,236 at January 1, 2006. This increase resulted primarily from the gas prices used in the calculation of such amount, from $5.66 per Mcf of gas at January 1, 2005 to $8.64 per Mcf of gas at January 1, 2006, as well as an increase in the price of oil from $39.14 per barrel of oil at January 1, 2005 to $53.65 per barrel of oil at January 1, 2006.
      Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 6, 2006, the NYMEX posted oil price was approximately $62.41 per barrel, which compared to the posted price of $60.32 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 6, 2006, the NYMEX posted gas price was $6.49 per million British thermal units. The use of such price, as compared to the posted price of $10.06 per million British thermal units, used to calculate the future net revenue to the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.
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

	Sales Price
			Distributions
2005	High	Low	per Unit

First Quarter	$42.97	$34.71	$0.69653
Second Quarter	42.86	36.70	0.83104
Third Quarter	51.99	42.35	0.90890
Fourth Quarter	52.49	40.21	0.99533

	Sales Price
			Distributions
2004	High	Low	per Unit

First Quarter	$32.75	$26.40	$0.60479
Second Quarter	36.42	30.20	0.71585
Third Quarter	40.63	33.55	0.75767
Fourth Quarter	42.49	33.60	0.70763
      At March 7, 2006, there were 14,579,345 Units outstanding and approximately 2,047 Unit holders of record.
      The Trust does not maintain any equity compensation plans.
      The Trust did not repurchase any Units during the period covered by this report.
Item 6. Selected Financial Data.

Years Ended December 31	2005	2004	2003	2002	2001

Royalty Income	$54,594,978	$42,338,724	$38,761,739	$28,134,458	$44,222,701
Distributable Income	52,680,811	40,587,685	37,060,003	26,539,751	42,805,378
Distributable Income per Unit	3.61	2.78	2.54	1.82	2.94
Total Assets at Year End	7,371,124	4,912,815	5,555,045	5,391,280	5,855,378
Distributions per Unit	3.43	2.79	2.52	1.88	2.86
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
      The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalty Properties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Unit holders of record as of the monthly record date (the 15th day of each calendar month, except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date. The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes.
Results of Operations
      Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2004 and 2005.
      Net royalty income during 2005 increased approximately $12,256,000, or 28.9 percent, compared to 2004 net royalty income, which had increased approximately $3,577,000, or 9.2 percent, from 2003 net royalty income.
      Revenues generated by sales of oil and gas increased in 2005 from 2004 as a result of higher gas and oil prices along with increased oil volumes. These increases were tempered by a decrease in natural gas volumes. Gas volumes decreased from 6,029,402 thousand cubic feet (“Mcf”) in 2004 to 5,255,624 Mcf in 2005 after decreasing from 6,532,013 Mcf in 2003. The average price per Mcf of gas received by the Trust increased from $4.80 per Mcf in 2004 to $6.84 per Mcf in 2005, after increasing from $4.39 per Mcf in 2003. The Trustee believes that normal market forces, international instability, and the tropical storms in late August and early September, 2005 resulted in the higher gas prices.
      Oil volumes sold increased to 603,616 barrels in 2005 from 525,862 barrels in 2004, having decreased from 577,087 barrels in 2003. The effect of this volume increase was enhanced by an increase in the average price per barrel received by the Trust to $40.47 in 2005 from $33.78 in 2004, which was an increase from $26.17 in 2003. The Trustee believes that international instability along with tropical storms in late August and early September resulted in the increase in price for 2005.
      Interest income increased to $175,000 in 2005 from $51,000 in 2004, which increased from $47,000 in 2003. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $2,090,000 in 2005 compared to $1,802,000 in 2004 due primarily to increases in professional fees for Sarbanes-Oxley compliance, increased tax reporting to unitholders, and costs to upgrade the financial reporting of approximately $67,000, $56,000 and $37,000, respectively. Other increases included an increase in the trustee/escrow agent fees, legal fees, auditing expenses and printing fees of $23,000, $24,000, $13,000, and $27,000, respectively. General and administrative expenses increased to $1,802,000 in 2004 compared to $1,749,000 in 2003 due mainly to increases in professional fees for Sarbanes-Oxley compliance of approximately $91,000. This increase in professional fees was offset somewhat by decreases in fees related to unitholder information services and tax reporting services of approximately $24,000 and $15,000, respectively.

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
4.     Contingencies
      Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2005.
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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or application on the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for fiscal years ending after December 15, 2005. This new standard has no impact on the financial statements of the Trust.

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
Inflation
      Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2003 and 2005. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2005	$40.47	$6.84
2004	33.78	4.80
2003	26.17	4.39
Forward-Looking Statements
      This Annual Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices (including, without limitation, the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations), the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors”.
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
      We have audited the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, on the basis of accounting described in Note 2.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 10, 2006

SABINE ROYALTY TRUST
FINANCIAL STATEMENTS
Statements of Assets, Liabilities and Trust Corpus

	December 31,

	2005	2004

Assets
Cash and short-term investments	$6,335,822	$3,753,282
Royalty interests in oil and gas properties less accumulated amortization of $21,359,883 (2005) and $21,235,652 (2004)	1,035,302	1,159,533

Total	$7,371,124	$4,912,815

Liabilities And Trust Corpus
Trust expenses payable	$148,696	$249,308
Other payables (Note 4)	176,176	140,432

Total liabilities	324,872	389,740
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	7,046,252	4,523,075

Total	$7,371,124	$4,912,815

Statements of Distributable Income

	Year Ended December 31,

	2005	2004	2003

Royalty Income	$54,594,978	$42,338,724	$38,761,739
Interest Income	175,380	50,785	47,417

Total	54,770,358	42,389,509	38,809,156
General and administrative expenses (Note 6)	2,089,547	1,801,824	1,749,153

Distributable income	$52,680,811	$40,587,685	$37,060,003

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Note 1)	$3.61	$2.78	$2.54

Distributions per unit (Note 3)	$3.43	$2.79	$2.52

Statements of Changes in Trust Corpus

	2005	2004	2003

Trust corpus, beginning of year	$4,523,075	$4,700,993	$4,603,219
Amortization of royalty interests	(124,231)	(148,418)	(184,950)
Distributable income	52,680,811	40,587,685	37,060,003
Distributions to unit holders (Note 3)	(50,033,403)	(40,617,185)	(36,777,279)

Trust corpus, end of year	$7,046,252	$4,523,075	$4,700,993

The accompanying notes are an integral part of these financial statements.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
1. Trust Organization and Provisions
      Sabine Royalty Trust (the “Trust”) was established by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation (“Sabine”) of royalty and mineral interests, including landowner’s royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the “Royalty Properties”).
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
      In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In January 1993, Pacific (USA) completed the sale of substantially all its producing oil and gas assets to a third party. The sale did not include executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale.
      The wells on the properties conveyed to the Trust are operated by many companies including large, established companies such as BP Amoco, Chevron, ConocoPhillips and Exxon Mobil. The Trustee believes these operators utilize the recovery methods best suited for the particular formations on which the properties are located.
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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
and employees of the Trustee to be “officers” or “executive officers” of the Trust as such terms are defined under applicable rules and regulations adopted under the Securities Exchange Act of 1934.
      The proceeds of production from the Royalty Properties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in Louisiana. On December 31, 2001, Bank of America, N.A. assumed the duties as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.
      Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine, the proceeds of production from the Royalty Properties for each calendar month, and interest thereon, are collected by the escrow agent and are paid to and received by the Trust only on the next monthly record date. The escrow agent has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for Federal income tax purposes and that the Trustee, as escrow agent is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.
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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application, or application on the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective for fiscal years ending after December 15, 2005. This new standard has no impact on the financial statements of the Trust.
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
3. Distributions to Unit Holders
      The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalty Properties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.
      The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In September 2004, the Trust received a refund from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the State of Oklahoma refunded the withheld taxes, and the refund was included as royalty income in the Trust’s October 2004 distribution.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
4. Other Payables
      Other payables consist of the following:

December 31,	2005	2004

Royalty receipts in suspense pending verification of ownership interest or title	$176,176	$140,432

Total	$176,176	$140,432

      The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.
5. Subsequent Events
      Distributions
      Subsequent to December 31, 2005, the Trust declared the following distributions:

Monthly Record Date	Payment Date	Distribution per Unit

January 17, 2006	January 31, 2006	$.41419
February 15, 2006	February 28, 2006	$.43431
March 15, 2006	March 29, 2006	$.28242
      Proxy Solicitation
      On January 4, 2006, proxy solicitation materials were mailed to unitholders of record and unitholders who hold the units through brokerage accounts. The solicitation received by unitholders concerns an initiative created by Sabine Production Partners, LP.
      Despite the similarity of the name of Sabine Production Partners, LP (“SPP”), it is not an entity that is affiliated with Sabine Royalty Trust (“SRT” or the “Trust”).
      In the proposals SPP sets forth in its proxy solicitation, SPP seeks to gain control of the assets of Sabine Royalty Trust by liquidating the Trust in a manner whereby the assets of the Trust are sold to SPP in exchange for partnership interests in SPP that would be distributed to unitholders of the Trust upon its liquidation.
      On January 31, 2006, Sabine Production Partners, LP (“SPP”) announced that it is suspending indefinitely its previously-announced solicitation of proxies from unitholders of Sabine Royalty Trust. SPP is not withdrawing or abandoning its Registration Statement or Proxy Statement/ Prospectus. No recommencement of the solicitation will occur without a public announcement to that effect by SPP and the making of appropriate filings with the SEC. Until such announcement and filings, SPP has stated that it will not attempt to call a meeting of SBR unitholders using any proxies that have been submitted prior to recommencement.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
6. General and Administrative Expenses
      General and administrative expenses for the years ended December 31, were as follows:

	2005	2004	2003

Trustee’s fee (Bank of America, N.A.)	$297,187	$291,480	$288,221
Escrow agent’s fee (Bank of America, N.A.)	891,548	874,438	864,652
Professional fees	377,214	264,216	182,745
Unit holders’ services fees	344,259	244,970	267,427
Other	179,339	126,720	146,108

Total General and Administrative Expenses	2,089,547	1,801,824	1,749,153

7. Quarterly Financial Data (Unaudited)
      The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2005 and 2004 (in thousands, except per Unit amounts):

Calender	Royalty	Distributable	Distributable
Quarter	Income	Income	Income per Unit

2005
First Quarter	$12,354	$11,718	$0.80
Second Quarter	11,769	11,264	0.78
Third Quarter	13,695	13,303	0.91
Fourth Quarter	16,778	16,396	1.12

	$54,595	$52,681	$3.61

2004
First Quarter	$9,709	$9,233	$0.63
Second Quarter	10,376	9,889	0.68
Third Quarter	11,984	11,612	0.80
Fourth Quarter	10,270	9,854	0.67

	$42,339	$40,588	$2.78

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2003	5,085	36,332
Revisions of previous statements	880	6,546
Production	(481)	(5,929)

December 31, 2003	5,484	36,949
Revisions of previous statements	664	5,586
Production	(463)	(4,926)

December 31, 2004	5,685	37,609
Revisions of previous statements	1,152	3,359
Production	(569)	(4,566)

December 31, 2005	6,268	36,402
      Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2003	5,067	36,239
December 31, 2003	5,454	36,878
December 31, 2004	5,642	37,550
December 31, 2005	6,197	36,172
Disclosure of a Standardized Measure of Discounted Future Net Cash Flows
      The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($53.65 per bbl and $8.64 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2005	2004	2003

Future net cash inflows	$566,077	$382,852	$324,013
Discount of future net cash flows @ 10%	(278,300)	(188,623)	(155,206)

Standardized measure of discounted future net cash inflows	$287,777	$194,229	$168,807

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Standardized measure of discounted future net cash flows, January 1,	$194,229	$168,807	$138,455
Royalty income, net of severance and ad valorem taxes	(54,595)	(42,339)	(38,762)
Changes in prices, net of related costs	85,699	27,440	23,279
Revisions of previous estimates and other	43,021	23,440	31,989
Accretion of discount	19,423	16,881	13,846

Standardized measure of discounted future net cash flows, December 31,	$287,777	$194,229	$168,807

      Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 6, 2006, the NYMEX posted oil price was approximately $62.41 per barrel, which compared to the posted price of $60.32 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 6, 2006, the NYMEX posted gas price was $6.49 per million British thermal units. The use of such price, as compared to the posted price of $10.06 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustee on Behalf of Unit holders of Sabine Royalty Trust:
      We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the “Trustee”), as trustee and escrow agent, for the years ended December 31, 2005, 2004 and 2003. These statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these statements based on our audits.
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
      In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2005, 2004 and 2003, on the basis of accounting described in Note 3.
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Dallas, Texas
March 10, 2006

STATEMENTS OF FEES AND EXPENSES
PAID BY SABINE ROYALTY TRUST TO
BANK OF AMERICA, N.A., AS
TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 2005

	2005	2004	2003

Trustee’s fee	$297,187	$291,480	$288,221
Escrow agent’s fee	891,548	874,438	864,652

Total fees and expenses	1,188,735	1,165,918	1,152,873

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
      The compensation agreement under the Trust Agreement provides for a “cost plus” fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust’s first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forgo bonuses earned of $61,261, $34,082 and $22,118 in 2005, 2004 and 2003, respectively.
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

Trustee’s Report on Internal Control Over Financial Reporting
      The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2004. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE
      We have audited the Trustee’s assessment, included in the accompanying trustee’s report on internal control over financial reporting, that Sabine Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting — modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
      In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 10, 2006

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
      (a) Security Ownership of Certain Beneficial Owners. As of March 6, 2006 there were no Unit holders known to the Trustee to be beneficial owners of more that 5% of the outstanding Units.
      (b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 16, 2006 an aggregate of 202,089 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 23,359 of such Units.
      (c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions.
      Not applicable.

Item 14.	Principal Accounting Fees and Services.
      Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004

Audit fees	$163,825	$84,000
Audit-related fees	$0	$0
Tax fees	$44,550	$22,795
All other fees	$0	$0

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
      (a) The following documents are filed as a part of this report:
      1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2005 and 2004

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2005

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2005

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

(23)		— Consent of DeGolyer and MacNaughton.
31		— Rule 13a-14(a)(15d-14(a)) Certification.
32		— Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 15, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		— Report dated February 10, 2006 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2005.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice-President
Date: March 15, 2006
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

(23)		— Consent of DeGolyer and MacNaughton.
31		— Rule 13a-14(a)(15d-14(a)) Certification.
32		— Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 15, 2006 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		— Report dated February 10, 2006 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2005.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.