Form 10-Q
period 2006-03-31
SABINE ROYALTY TRUST
filed 2006-05-08
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of units of beneficial interest outstanding at May 5, 2006: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2006, the distributable income for the three-month periods ended March 31, 2006 and 2005 and the changes in trust corpus for the three-month periods ended March 31, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2006, and the related condensed statements of distributable income for the three-month periods ended March 31, 2006 and 2005 and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 10, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 5, 2006

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		March 31, 2006	December 31,
	Notes	(Unaudited)	2005
Assets
Cash and short-term investments		$7,416,458	$6,335,822
Royalty interests in oil and gas properties (less accumulated amortization of $21,389,528 and $21,359,883 at March 31, 2006 and December 31, 2005)		1,005,657	1,035,302

TOTAL		$8,422,115	$7,371,124

Liabilities and Trust Corpus
Trust expenses payable		$191,949	$148,696
Other payables	4	278,042	176,176

		469,991	324,872
Contingencies	6	0	0
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		7,952,124	7,046,252

TOTAL		$8,422,115	$7,371,124

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2006	2005
Royalty income		$17,935,425	$12,353,798
Interest income		82,334	26,486

Total		18,017,759	12,380,284
General and administrative expenses		(594,168)	(661,837)

Distributable income		$17,423,591	$11,718,447

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$1.20	$.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2006	2005
Trust corpus, beginning of period		$7,046,252	$4,523,075
Amortization of royalty interests		(29,645)	(36,330)
Distributable income		17,423,591	11,718,447
Distributions	3	(16,488,074)	(10,154,953)

Trust corpus, end of period		$7,952,124	$6,050,239

Distributions per unit (14,579,345 units)	3	$1.13	$.70

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

     New Accounting Standards

     In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.

     In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.

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

     Federal Tax Considerations

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

     State Tax Considerations
     The Trust holds properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. Unit holders should consult the Trust’s latest annual report on Form 10-K for a summary of state tax matters.
     Unit holders should be advised that New Mexico imposes a withholding tax on payments of oil and gas proceeds derived from royalty interests and, to reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust will then file a New Mexico tax return, obtain a refund, and distribute that refund to Unit holders. Unit holders who transfer their Units before the New Mexico tax refund is received by the Trust or after the refund is received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust as withholding at the Trust level reduces the amount of cash available for distribution and second by the tax payment made directly to New Mexico with the filing of their New Mexico income tax returns.

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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2006, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
April 17	April 28	$.48123
May 15	May 30	$.24292

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of May 5, 2006.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2006 was $17,423,591 or $1.20 per Unit. Royalty income amounted to $17,935,425 while interest income was $82,334. General and administrative expenses totaled $594,168.

     Distributions during the period $.41419, $.43431, and $.28242 per Unit payable to Unit holders of record on January 17, February 15, and March 15, 2006, respectively.

     Royalty income for the quarter ended March 31, 2006 increased approximately $5,582,000, or 45%, compared with the first quarter of 2005 due to increases in the prices of oil and gas. These increases were offset somewhat by decreases in the production of both oil and gas. Compared to the preceding quarter ended December 31, 2005, royalty income increased approximately $1,158,000, or 7%, due to increases in the price of both gas and oil as well as an increase in the production of gas. These increases were tempered by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2006	2005	2005
Production
Oil (Bbls)	127,689	146,224	154,088
Gas (Mcfs)	1,353,052	1,369,676	1,294,419

Average Price
Oil (per Bbl)	$52.46	$35.82	$48.92
Gas (per Mcf)	$9.50	$6.01	$9.02

     Gas revenues received for the three months ended March 31, 2006, related primarily to production for October 2005 through December 2005. The average price of gas as reported by the Henry Hub for the same time period was $10.88 per Mcf. The average price of gas for the Henry Hub was $7.70 per Mcf for January 2006 through March 2006. Oil revenues for the three months ended March 31, 2006 related primarily to production for November 2005 through January 2006. The average price of oil as reported by Nymex for that time period was $60.90 per barrel. The average price of oil was $63.24 per barrel for January 2006 through March 2006. As of May 1, 2006, the average price of gas for the Henry Hub was $6.03 per Mcf and the price of oil reported by Nymex was $73.70 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2006 increased approximately $55,800 compared with the first quarter of 2005. Compared to the preceding quarter ended December 31, 2005, interest income increased approximately $19,600. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2006 decreased by approximately $67,700 compared to the same quarter of 2005 primarily due to decreases in professional and auditing fees of approximately $43,600 and $36,200, respectively, associated with Sarbanes-Oxley Section 404 compliance. Decreases in tax reporting services of $11,800 made up the balance of the decrease. Offsetting the decreases was an increase in legal services of $18,500 relating to the proxy solicitation. Compared to the previous quarter ended December 31, 2005, general and administrative expenses increased approximately $149,600. This increase was primarily due to the timing of annual payments in the first quarter; such as the annual New York Stock Exchange listing fee of $38,000, printing of the year-end tax materials of $28,800 and the timing of payment for auditing services of $51,700.

Proxy Solicitation

     On January 4, 2006, proxy solicitation materials were mailed to Unit holders of record and Unit holders who hold the Units through brokerage accounts. The solicitation received by Unit holders concerns an initiative created by Sabine Production Partners, LP.

     Despite the similarity of the name of Sabine Production Partners, LP (“SPP”), it is not an entity that is affiliated with the Trust.

     In the proposals SPP sets forth in its proxy solicitation, SPP seeks to gain control of the assets of the Trust by liquidating the Trust in a manner whereby the assets of the Trust are sold to SPP in exchange for partnership interests in SPP that would be distributed to Unit holders of the Trust upon its liquidation.

     On January 31, 2006, SPP announced that it is suspending indefinitely its previously-announced solicitation of proxies from Unit holders of the Trust. SPP is not withdrawing or abandoning its Registration Statement or Proxy Statement/Prospectus. SPP has stated that no recommencement of the solicitation will occur without a public announcement to that effect by SPP and the making of appropriate filings with SEC. Until such announcement and filings, SPP has stated that it will not attempt to call a meeting of the Trust’s Unit holders using any proxies that have been submitted prior to recommencement.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of May 5, 2006.

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

     New Accounting Standards

     In February 2006, the FASB amended issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the impact of this new Standard will not impact the financial statements of the Trust.

     In March 2006, the FASB amended issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situation. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. Other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk.

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

PART II — OTHER INFORMATION

Item 1. not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Items 2-5 not applicable.

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

Date: May 8, 2006

     (The Trust has no directors or executive officers.)