Form 10-Q
period 2006-06-30
SABINE ROYALTY TRUST
filed 2006-08-08
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Number of units of beneficial interest outstanding at August 4, 2006: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2006, the distributable income for the three-month and six-month periods ended June 30, 2006 and 2005 and the changes in trust corpus for the six-month periods ended June 30, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2006, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2006 and 2005 and changes in trust corpus for the six-month periods ended June 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 7, 2006

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS

		June 30, 2006	December 31,
	Notes	(Unaudited)	2005
Assets
Cash and short-term investments		$5,873,273	$6,335,822
Royalty interests in oil and gas properties (less accumulated amortization of $21,417,319 and $21,359,883 at June 30, 2006 and December 31, 2005)		977,866	1,035,302

TOTAL		$6,851,139	$7,371,124

Liabilities and Trust Corpus
Trust expenses payable		$143,870	$148,696
Other payables	4	258,310	176,176

		402,180	324,872
Contingencies	6	—	—
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		6,448,959	7,046,252

TOTAL		$6,851,139	$7,371,124

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2006	2005
Royalty income		$14,523,362	$11,768,560
Interest income		85,859	38,082

Total		14,609,221	11,806,642
General and administrative expenses		(565,466)	(542,486)

Distributable income		$14,043,755	$11,264,156

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$.96	$.77

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2006	2005
Royalty income		$32,458,787	$24,122,358
Interest income		168,193	64,568

Total		32,626,980	24,186,926
General and administrative expenses	3	(1,159,634)	(1,204,324)

Distributable income		$31,467,346	$22,982,602

Distributable income per unit (14,579,345 units)	1,3,5	$2.16	$1.58

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2006	2005
Trust corpus, beginning of period		$7,046,252	$4,523,075
Amortization of royalty interests		(57,436)	(70,160)
Distributable income		31,467,346	22,982,602
Distributions	3	(32,007,203)	(22,270,974)

Trust corpus, end of period		$6,448,959	$5,164,543

Distributions per unit (14,579,345 units)	3	$2.20	$1.53

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

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect of its financial statements.

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
      In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 65% of the Trust’s royalty income is generated in Texas.
      If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each Unit holder would generally exclude its share of the Trust’s net income from its margin tax calculation.
     Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2006, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
July 17	July 31	$.37996
August 15	August 29	$.34502

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of August 4, 2006.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2006 was $14,043,755 or $.96 per Unit. Royalty income amounted to $14,523,362 while interest income was $85,859. General and administrative expenses totaled $565,466.

     Distributions during the period $.48123, $.24292, and $.34031 per Unit payable to Unit holders of record on April 17, May 15, and June 15, 2006, respectively.

     Royalty income for the quarter ended June 30, 2006 increased approximately $2,755,000, or 23%, compared with the second quarter of 2005 due to increases in the prices of oil and gas. These increases were offset somewhat by decreases in the production of both oil and gas. Compared to the preceding quarter ended March 31, 2006, royalty income decreased approximately $3,412,000, or 19%, due to a decrease in the price of gas as well as decreases in the production of both oil and gas. These decreases were tempered by an increase in the price of oil. Royalty income for the six months ended June 30, 2006 increased approximately $8,336,000 or 35% compared with the same time period of 2005 due mainly to increases in the price of both oil and gas. These increases were offset somewhat by decreases in the production of both gas and oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2006	2005	2006
Production
Oil (Bbls)	122,325	136,733	127,689
Gas (Mcfs)	1,252,720	1,271,939	1,353,052

Average Price
Oil (per Bbl)	$55.57	$39.34	$52.46
Gas (per Mcf)	$7.06	$5.86	$9.50

		Six-Months Ended
		June 30, 2006	June 30, 2005
Production
Oil (Bbls)		250,015	282,957
Gas (Mcfs)		2,605,772	2,641,615

Average Price
Oil (per Bbl)		$53.98	$37.52
Gas (per Mcf)		$8.33	$5.94

Gas revenues received for the three months ended June 30, 2006, related primarily to production for January 2006 through March 2006. The average price of gas as reported by the Henry Hub for the same time period was $6.94 per Mcf. The average price of gas for the Henry Hub was $6.40 per Mcf for January 2006 through June 2006. Oil revenues for the three months ended June 30, 2006 related primarily to production for February 2006 through April 2006. The average price of oil as reported by Nymex for that time period was $64.44 per barrel. The average price of oil was $66.88 per barrel for January 2006 through June 2006. As of July 26, 2006, the average price of gas for the Henry Hub was $6.02 per Mcf and the average price of oil reported by Nymex was $73.41 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2006 increased approximately $47,800 compared with the second quarter of 2005. Compared to the preceding quarter ended March 31, 2006, interest income increased approximately $3,500. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2006 increased by approximately $23,000 compared to the same quarter of 2005 primarily due to increases in engineering fees of $44,300 and escrow agent/trustee fees of approximately $25,500. These increases were offset somewhat by a decrease in printing costs of approximately $36,600 associated with the timing of payment for printing of yearly reports. Compared to the previous quarter ended January 31, 2006, general and administrative expenses decreased approximately $28,700. This decrease was mainly due to annual expenses paid in the first quarter such as the New York Stock Exchange listing fee of $38,000 and printing and distribution of yearly reports of approximately $24,300. The timing of payments for audit services of approximately $33,300 as well as legal fees incurred as a result of the January proxy solicitation of $20,000 also contributed to the decrease between the first and second quarter of this year. These decreases were offset somewhat by the timing of the payment of engineering expenses in the second quarter related to the reserve report of approximately $81,400. General and administrative expenses for the six months ended June 30, 2006 decreased approximately $44,700 compared to the first six months of 2005. This decrease can be attributed mainly to the timing of payment and quantity of yearly reports printed of approximately $45,700; decreases in professional expenses for Sarbanes-Oxley Section 404 compliance of approximately $51,100 and timing of payment for audit services of approximately $33,900. These decreases were tempered somewhat by increases in the escrow agent/trustee fees of approximately $28,200; legal services related to the proxy solicitation of approximately $20,000, and an increase in the engineering fees related to the reserve report of approximately $47,600.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of August 4, 2006.

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

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trust does not believe that the adoption of this statement will have a material effect on its financial statements.

     State Tax Considerations

     In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 65% of the Trust’s royalty income is generated in Texas.

      If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each Unit holder would generally exclude its share of the Trust’s net income from its margin tax calculation.

      Each Unit holder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

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

Date: August 8, 2006

     (The Trust has no directors or executive officers.)