Form 10-Q
period 2006-09-30
SABINE ROYALTY TRUST
filed 2006-11-07
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Number of units of beneficial interest outstanding at November 6, 2006: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2005, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2005 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2006, the distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2006, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005 and changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 6, 2006

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

			December 31,
	Notes	September 30, 2006	2005
Assets
Cash and short-term investments		$4,597,667	$6,335,822
Royalty interests in oil and gas properties (less accumulated amortization of $21,448,186 and $21,359,883 at September 30, 2006 and December 31, 2005)		946,999	1,035,302

TOTAL		$5,544,666	$7,371,124

Liabilities and Trust Corpus
Trust expenses payable		$155,508	$148,696
Other payables	4	433,301	176,176

		588,809	324,872
Contingencies	6	—	—
Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		4,955,857	7,046,252

TOTAL		$5,544,666	$7,371,124

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2006	2005
Royalty income		$15,133,235	$13,695,105
Interest income		94,796	48,075

Total		15,228,031	13,743,180
General and administrative expenses		(508,067)	(440,626)

Distributable income		$14,719,964	$13,302,554

Distributable income per unit (basic and assuming dilution) (14,579,345 units)	1,3,5	$1.01	$.91

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2006	2005
Royalty income		$47,592,022	$37,817,463
Interest income		262,989	112,643

Total		47,855,011	37,930,106
General and administrative expenses	3	(1,667,701)	(1,644,950)

Distributable income		$46,187,310	$36,285,156

Distributable income per unit (14,579,345 units)	1,3,5	$3.17	$2.49

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2006	2005
Trust corpus, beginning of period		$7,046,252	$4,523,075
Amortization of royalty interests		(88,303)	(107,709)
Distributable income		46,187,310	36,285,156
Distributions	3	(48,189,402)	(35,522,143)

Trust corpus, end of period		$4,955,857	$5,178,379

Distributions per unit (14,579,345 units)	3	$3.31	$2.44

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

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2006, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
October 16	October 30	$.27953
November 15	November 29	$.46741

      Subsequent to September 30, 2006, the Trust received 2005 tax refunds from the states of Oklahoma and New Mexico for approximately $720,000 and $267,000, respectively. These refunds pertained to the respective states’ income tax levied on non-resident recipients of royalty income. There is no income tax at the Trust level, but individual Unit holders who do not reside in these states should consult their tax advisor as to what their tax liability might be in these particular states.

      Also the Trust received a cash settlement of approximately $595,000 subsequent to September 30, 2006. This settlement resulted from two separate class action civil actions filed in the Second District Court in Washita County, Oklahoma in 1997 and subsequently consolidated in 1999. The lawsuits alleged that EI Paso Natural Gas Company and Burlington Resources Oil and Gas Company failed to pay or significantly underpaid royalties for various reasons including, but not limited to, failure to pay for certain periods, underreporting natural gas volumes, using artificial “pool” or “index” prices, and improper and undisclosed deductions on certain wells in various counties in Oklahoma.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 6, 2006.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2006 was $14,719,964 or $1.01 per Unit. Royalty income amounted to $15,133,235 while interest income was $94,796. General and administrative expenses totaled $508,067.

     Distributions during the period $.37996, $.34502, and $.38496 per Unit payable to Unit holders of record on July 17, August 15, and September 15, 2006, respectively.

     Royalty income for the quarter ended September 30, 2006 increased approximately $1,438,000, or 11%, compared with the third quarter of 2005 due to an increase in the price of oil and the production of gas. These increases were offset somewhat by decreases in the production of oil and the price of gas. Compared to the preceding quarter ended June 30, 2006, royalty income increased approximately $610,000, or 4%, due to an increase in the price of oil as well as an increase in the production of gas. These increases were tempered by a decrease in the price of gas. Oil production was relatively unchanged. Royalty income for the nine months ended September 30, 2006 increased approximately $9,775,000 or 26% compared with the same time period of 2005 due mainly to increases in the price of both oil and gas as well as an increase in the production of gas. These increases were offset somewhat by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2006	2005	2006
Production
Oil (Bbls)	123,879	166,571	122,325
Gas (Mcfs)	1,463,287	1,322,984	1,252,720

Average Price
Oil (per Bbl)	$58.51	$37.67	$55.57
Gas (per Mcf)	$6.28	$6.50	$7.06

	Nine-Months Ended
	September 30, 2006		September 30, 2005
Production
Oil (Bbls)	373,894		449,528
Gas (Mcfs)	4,069,059		3,964,600

Average Price
Oil (per Bbl)	$55.48		$37.58
Gas (per Mcf)	$7.59		$6.13

Gas revenues received for the three months ended September 30, 2006, related primarily to production for April 2006 through June 2006. The average price of gas as reported by the Henry Hub for the same time period was $5.85 per Mcf. The average price of gas for the Henry Hub was $6.11 per Mcf for January 2006 through September 2006. Oil revenues for the three months ended September 30, 2006 related primarily to production for May 2006 through July 2006. The average price of oil as reported by Nymex for that time period was $72.00 per barrel. The average price of oil was $68.17 per barrel for January 2006 through September 2006. As of October 24, 2006, the average price of gas for the Henry Hub was $6.52 per Mcf and the average price of oil reported by Nymex was $57.02 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2006 increased approximately $46,700 compared with the third quarter of 2005. Compared to the preceding quarter ended June 30, 2006, interest income increased approximately $8,900. Interest income for the nine-month period ended September 30, 2006 increased approximately $150,300 compared to the same time period. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2006 increased by approximately $67,000 compared to the same quarter of 2005 primarily due to increases in printing fees of approximately $55,600 and escrow agent/trustee fees of approximately $37,000. These increases were offset somewhat by a decrease in costs of approximately $24,100 associated with the upgrading of financial reporting. Compared to the previous quarter ended June 30, 2006, general and administrative expenses decreased approximately $57,400. This decrease was mainly due to the timing of payment in the second quarter of engineering expenses related to the reserve report and unitholder services of $84,700 and $13,300, respectively. These decreases were offset somewhat by increases in the escrow agent/trustee fees of $21,600 and in the timing of payments of expenses for printing the annual report. General and administrative expenses for the nine months ended September 30, 2006 increased approximately $22,800 compared to the first nine months of 2005. This increase can be attributed mainly to the increase in escrow agent/trustee fees and engineering fees related to the reserve information of approximately $65,200 and $47,600, respectively. In addition to the timing of payment of unitholder services and legal services of $15,100 and $13,500, respectively, added to the increased expenses. These increases were tempered somewhat by decreases in professional services associated with Sarbanes- Oxley compliance of approximately $49,000 and upgrading the financial reporting of about $22,700.

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

Subsequent Events

      Subsequent to September 30, 2006, the Trust received 2005 tax refunds from the states of Oklahoma and New Mexico for approximately $720,000 and $267,000, respectively. These refunds pertained to the respective states’ income tax levied on non-resident recipients of royalty income. There is no income tax at the Trust level, but individual Unit holders who do not reside in these states should consult their tax advisor as to what their tax liability might be in these particular states.

      Also, the Trust received a cash settlement of approximately $595,000 subsequent to September 30, 2006. This settlement resulted from two separate class action civil actions filed in the Second District Court in Washita County, Oklahoma in 1997 and subsequently consolidated in 1999. The lawsuits alleged that EI Paso Natural Gas Company and Burlington Resources Oil and Gas Company failed to pay or significantly underpaid royalties for various reasons including, but not limited to, failure to pay for certain periods, underreporting natural gas volumes, using artificial “ pool” or “index” prices, and improper and undisclosed deductions on certain wells in various counties in Oklahoma.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of November 6, 2006.

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

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situation. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48 ”), “Accounting for Uncertainty in Income Taxes, ” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

      In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement plans —an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Trust received a cash settlement from two separate class action civil actions, as detailed under Part I, Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events.

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

Date: November 7, 2006

     (The Trust has no directors or executive officers.)