Form 10-K
period 2006-12-31
SABINE ROYALTY TRUST
filed 2007-03-13
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $635 million.

     At March 13, 2007, there were 14,579,345 units of beneficial interest outstanding.

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

The Trust maintains an Internet website, and as a result, reports such as its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will now be made available at http://www.sbr-sabineroyalty.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, and accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2006 were $2,127,128 of which, pursuant to the terms of the Trust Agreement, $317,251 was paid to Bank of America, as Trustee, and $951,740 was paid to Bank of America, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 2007, there were 14,579,345 Units outstanding.

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

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust. Unit holders itemizing deductions will also be subject to limitations on taking such deductions if the Unit holder’s adjusted gross income exceeds a threshold amount, which is $150,500 for 2006 and $156,400 for 2007 (if married, filing jointly).

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

Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations and limited liability companies (regardless of how taxed for federal income tax purposes) doing business in Texas are subject to the Texas franchise tax, for tax years through 2006. Beginning with tax year 2007 (and earlier for certain fiscal year taxpayers), the new Texas margin tax applies to almost all entities with liability protection (including trusts). The Texas margin tax is a significant change in Texas tax law. Trusts that meet certain statutory requirements are generally exempt from the margin tax as a “passive entity.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is currently no clear authority that the Trust satisfies all the statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action in the 2007 legislative session or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 65% of the Trust’s royalty income is generated in Texas. If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each Unit holder would generally exclude its share of the Trust’s revenues from its margin tax calculation. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

Louisiana. The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana inheritance and other taxes and probate, community property, forced heirship and other rules. For deaths occurring after June 30, 2004, no Louisiana inheritance tax is due and no inheritance tax return is required if certain specified statutory requirements are met. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana inheritance taxes or probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax.

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

Both New Mexico and Oklahoma impose a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust will then file New Mexico and Oklahoma tax returns, obtain a refund, and distribute that refund to Unit holders.

Withholding at the Trust level reduces the amount of cash available for distribution to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust and second by the tax payment made directly to New Mexico or Oklahoma with the filing of their New Mexico or Oklahoma income tax returns.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $40.47 in 2005 to $54.71 in 2006. The Trustee believes that the international instability all year coupled with increasing global demand and supply shortage concerns along with inadequate sour crude refining capacity led to the increase in the price of oil. At times in 2006 oil prices soared to more than $75 per barrel. This increase in price continues the increases realized in 2005 that were in large part due to tropical storm activity in the Gulf of Mexico.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2006 on natural gas volumes sold of $7.19 per Mcf represented a significant increase from the $6.84 per Mcf received in 2005, due largely to international instability, increased demand for cleaner-burning fuels and declining North American production. These increases were tempered by warmer than normal weather in the winter of 2005-2006 and an absence of hurricane activity in the Gulf of Mexico in 2006.

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

If it is determined that the Trust is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.

The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on the assumption that the Trust is exempt from tax as a passive entity; however, there is currently no clear statutory authority that the Trust meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that the Trust is not exempt from the margin tax, the Trust would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006, attributable to 2007 Trust revenues, from which no tax was withheld. For more information about the margin tax, see “State Tax Considerations — Texas” under Item 1 above.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2006.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2006.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2007 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244

March 5, 2007

Bank of America, N.A.
P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2007, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2006 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

Our reserves estimates are based on a detailed study of the properties and were prepared in accordance with standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 39 percent of the total reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2006. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales-gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

Petroleum reserves included in this report are classified by degree of proof as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and expenses as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. Proved reserves classifications used in this report are in accordance with the reserves definitions of Rules 4 - 10(a) (1) - (13) of Regulation S - X of the Securities and Exchange Commission (SEC) of the United States. The petroleum reserves are classified as follows:

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

The development status shown herein represents the status applicable on January 1, 2007. In the preparation of this study, data available from wells drilled on the appraised properties through October 31, 2006, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2007, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of

January 1, 2007. In some fields, this required that the production rates be estimated for up to 4 months, since production data were available only through August 2006.

Estimated net proved reserves, as of January 1, 2007, attributable to the Trust from the properties appraised are summarized in thousands of barrels (Mbbl) or millions of cubic feet (MMcf) as follows:

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	128	5	0	0
Louisiana	65	408	0	0
Mississippi	116	2,178	29	21
New Mexico	484	3,410	0	0
Oklahoma	502	9,667	0	0
Texas	4,492	19,665	74	914

Total	5,787	35,333	103	935

Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on January 1, 2007. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2007, based on receipts by the Trust in December 2006. The assumptions used for estimating future prices and expenses are as follows:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices, based on receipts by the Trust in December 2006, were furnished by Bank of America. These prices were adjusted to the NYMEX posted prices for oil of $61.06 per barrel and for gas of $5.48 per million British thermal units, and were held constant for the lives of the properties.

Various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were then applied to the above prices, respectively, to reflect the net wellhead prices anticipated to be received by each property. The weighted average prices over the lives of the properties were $54.21 per barrel of oil and $4.877 per thousand cubic feet.

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

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2007, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Future Net
Revenue
Year Ending December 31	(M$)

2007	41,903
2008	36,657
2009	32,436

Subtotal	110,996
Remaining	315,727

Total	426,723

The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2007, is estimated to be M$212,162.

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

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, NGL, and gas contained in this report has been prepared in accordance with Paragraphs 10 - 13, 15 and 30(a) - (b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4 - 10(a) (1) - (13) of Regulation S - X and Rule 302(b) of Regulation S - K of the SEC; provided, however, that (i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 39 percent of the Trust’s total proved reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2007 will be approximately $2,350,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $284,810,667 at January 1, 2006 to $207,308,591 at January 1, 2007. This decrease resulted primarily from the gas prices used in the calculation of such amount, from $8.64 per Mcf of gas at January 1, 2006 to $4.88 per Mcf of gas at January 1, 2007, offset somewhat by an increase in the price of oil from $53.65 per barrel of oil at January 1, 2006 to $54.21 per barrel of oil at January 1, 2007.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2007, NYMEX posted oil prices were approximately $61.79 per barrel, which compared to the posted price of $61.06 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2007, NYMEX posted gas prices were $7.30 per million British thermal units. The use of such price, as compared to the posted price of $5.48 per million British thermal units, used to calculate the future net revenue to the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions
2006	High	Low	per Unit

First Quarter	$46.89	$40.28	$1.13092
Second Quarter	46.39	39.10	1.06446
Third Quarter	49.35	40.90	1.10994
Fourth Quarter	57.00	41.57	0.93140

	Sales Price		Distributions
2005	High	Low	per Unit

First Quarter	$42.97	$34.71	$0.69653
Second Quarter	42.86	36.70	0.83104
Third Quarter	51.99	42.35	0.90890
Fourth Quarter	52.49	40.21	0.99533

At March 1, 2007, there were 14,579,345 Units outstanding and approximately 1,908 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2006	2005	2004	2003	2002

Royalty Income	$61,608,030	$54,594,978	$42,338,724	$38,761,739	$28,134,458
Distributable Income	59,830,843	52,680,811	40,587,685	37,060,003	26,539,751
Distributable Income per Unit	4.10	3.61	2.78	2.54	1.82
Total Assets at Year End	5,370,010	7,371,124	4,912,815	5,555,045	5,391,280
Distributions per Unit	4.24	3.43	2.79	2.52	1.88

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2005 and 2006.

Net royalty income during 2006 increased approximately $7,013,000, or 12.8 percent, compared to 2005 net royalty income, which had increased approximately $12,256,000, or 28.9 percent, from 2004 net royalty income.

Revenues generated by sales of oil and gas increased in 2006 from 2005 as a result of higher gas and oil prices along with increased gas volumes. These increases were tempered by a decrease in oil volumes. Gas volumes increased from 5,255,624 thousand cubic feet (“Mcf”) in 2005 to 5,501,450 Mcf in 2006 after decreasing from 6,029,402 Mcf in 2004. The average price per Mcf of gas received by the Trust increased from $6.84 per Mcf in 2005 to $7.19 per Mcf in 2006, after increasing from $4.80 per Mcf in 2004. The Trustee believes that normal market forces, international instability, the tropical storms in late August and early September 2005 increased natural gas prices for 2005. Increased inventory levels due to warmer-than-normal weather along with an absence of tropical storms in 2006 resulted in the lower gas prices for 2006.

Oil volumes sold decreased to 503,048 barrels in 2006 from 603,616 barrels in 2005, having increased from 525,862 barrels in 2004. The effect of this volume decrease was offset by an increase in the average price per barrel received by the Trust to $54.71 in 2006 from $40.47 in 2005, which was an increase from $33.78 in 2004. International instability along with tropical storms in late August and early September 2005 were the factors for the increase in price for 2005; warmer-than-normal weather in 2006, both in the colder and warmer months helped to cause the increase in price for 2006.

Interest income increased to $350,000 in 2006 from $175,000 in 2005, which increased from $51,000 in 2004. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $2,127,000 in 2006 from $2,090,000 in 2005 due mainly to increases in the escrow agent/trustee fees, engineering fees, and unitholder information services of approximately $80,000, $54,000, and $27,000, respectively. These increases were offset somewhat by decreases in miscellaneous expenses related to financial statement upgrades, and professional services related to Sarbanes-Oxley Section 404 compliance of about $38,000 and $54,000, respectively. General and administrative expenses increased to $2,090,000 in 2005 compared to $1,802,000 in 2004 due primarily to increases in professional fees for Sarbanes-Oxley compliance, increased tax reporting to unitholders, and costs to upgrade the financial reporting of approximately $67,000, $56,000, and $37,000, respectively. Other increases included an increase in the trustee/escrow agent fees, legal fees, auditing expenses and printing fees of $23,000, $24,000, $13,000, and $27,000, respectively.

In September 2004, the Trust received a refund from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma by purchasers. In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2004 and October 2006 distributions.

The Trust received a cash settlement of approximately $595,000 in October 2006. This settlement resulted from two separate class action civil actions filed in the Second District Court in Washita County, Oklahoma in 1997 and subsequently consolidated in 1999. The lawsuits alleged that El Paso Natural Gas Company and Burlington Resources Oil and Gas Company failed to pay or significantly underpaid royalties for various reasons including, but not limited to, failure to pay for certain periods, underreporting natural gas volumes, using artificial “pool” or “index” prices, and improper and undisclosed deductions on certain wells in various counties in Oklahoma. The settlement was included in the Trust’s October 2006 distribution.

Contractual Obligations

		Less			More
		than			than
		1	1-3	3-5	5
Contractual Obligations	Total	Year	Years	Years	Years

Long-Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Trusts Balance Sheet	0	0	0	0	0

Total	0	0	0	0	0

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

4.  Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2006.

New Accounting Pronouncements

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In September 2006, the FASB issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, for the purpose of evaluating materiality. This statement is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Trustee does not believe that the adoption of this standard will have a material effect on the Trust’s financial statements.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2004 and 2006. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2006	$54.71	$7.19
2005	40.47	6.84
2004	33.78	4.80

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

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2006 and 2005, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 13, 2007

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2006	2005

Assets
Cash and short-term investments	$4,444,789	$6,335,822
Royalty interests in oil and gas properties less accumulated amortization of $21,469,964 (2006) and $21,359,883 (2005)	925,221	1,035,302

Total	$5,370,010	$7,371,124

Liabilities and Trust Corpus
Trust expenses payable	$138,815	$148,696
Other payables (Note 4)	232,786	176,176

Total liabilities	371,601	324,872
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,998,409	7,046,252

Total	$5,370,010	$7,371,124

Statements of Distributable Income

	Year Ended December 31,
	2006	2005	2004

Royalty Income	$61,608,030	$54,594,978	$42,338,724
Interest Income	349,941	175,380	50,785

Total	61,957,971	54,770,358	42,389,509
General and administrative expenses (Note 6)	2,127,128	2,089,547	1,801,824

Distributable income	$59,830,843	$52,680,811	$40,587,685

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Note 1)	$4.10	$3.61	$2.78

Distributions per unit (Note 3)	$4.24	$3.43	$2.79

Statements of Changes in Trust Corpus

	2006	2005	2004

Trust corpus, beginning of year	$7,046,252	$4,523,075	$4,700,993
Amortization of royalty interests	(110,081)	(124,231)	(148,418)
Distributable income	59,830,843	52,680,811	40,587,685
Distributions to unit holders (Note 3)	(61,768,605)	(50,033,403)	(40,617,185)

Trust corpus, end of year	$4,998,409	$7,046,252	$4,523,075

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

New Accounting Standards

New Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no such financial instruments and accordingly, this new Standard will not impact the financial statements of the Trust.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In September 2006, the FASB issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, for the purpose of evaluating materiality. This statement is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Trustee does not believe that the adoption of this standard will have a material effect on the Trust’s financial statements.

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In September 2004, the Trust received a refund from the State of Oklahoma in the amount of $510,271. This refund represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma by purchasers. In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2004 and October 2006 distributions.

The Trust received a cash settlement of approximately $595,000 in October 2006. This settlement resulted from two separate class action civil actions filed in the Second District Court in Washita County, Oklahoma in 1997 and subsequently consolidated in 1999. The lawsuits alleged that El Paso Natural Gas Company and Burlington Resources Oil and Gas Company failed to pay or significantly underpaid royalties for various reasons including, but not limited to, failure to pay for certain periods, underreporting natural gas volumes, using artificial “pool” or “index” prices, and improper and undisclosed deductions on certain wells in various counties in Oklahoma. The settlement was included in the Trust’s October 2006 distribution.

4. Other Payables

Other payables consist of the following:

December 31,	2006	2005
Royalty receipts in suspense pending verification of ownership interest or title	$232,786	$176,176

Total	$232,786	$176,176

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2006, the Trust declared the following distributions:

		Distribution per
Monthly Record Date	Payment Date	Unit
January 16, 2007	January 30, 2007	$.28375
February 15, 2007	February 28, 2007	$.29173
March 15, 2007	March 29, 2007	$.23765

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2006	2005	2004

Trustee’s fee	$317,251	$297,187	$291,480
Escrow agent’s fee	951,740	891,548	874,438
Professional fees	371,752	377,214	264,216
Unit holders’ services fees	355,154	344,259	244,970
Other	131,231	179,339	126,720

Total General and Administrative Expenses	2,127,128	2,089,547	1,801,824

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2006 and 2005 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
2006	Income	Income	Income per Unit

First Quarter	$17,935	$17,424	$1.20
Second Quarter	14,523	14,044	0.96
Third Quarter	15,133	14,720	1.01
Fourth Quarter	14,017	13,643	0.93

	$61,608	$59,831	$4.10

	Royalty	Distributable	Distributable
2005	Income	Income	Income per Unit

First Quarter	$12,354	$11,718	$0.80
Second Quarter	11,769	11,264	0.78
Third Quarter	13,695	13,303	0.91
Fourth Quarter	16,777	16,396	1.12

	$54,595	$52,681	$3.61

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

substantially from original estimates. The following schedule presents changes in the Trust’s total proved reserves (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2004	5,484	36,949
Revisions of previous statements	664	5,586
Production	(463)	(4,926)

December 31, 2004	5,685	37,609
Revisions of previous statements	1,152	3,359
Production	(569)	(4,566)

December 31, 2005	6,268	36,402
Revisions of previous statements	86	4,450
Production	(464)	(4,584)

December 31, 2006	5,890	36,268

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2004	5,454	36,878
December 31, 2004	5,642	37,550
December 31, 2005	6,197	36,172
December 31, 2006	5,787	35,333

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($54.21 per bbl and $4.88 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2006	2005	2004

Future net cash inflows	$426,723	$566,077	$382,852
Discount of future net cash flows @ 10%	(214,561)	(278,300)	(188,623)

Standardized measure of discounted future net cash inflows	$212,162	$287,777	$194,229

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Standardized measure of discounted future net cash flows, January 1,	$287,777	$194,229	$168,807
Royalty income, net of severance and ad valorem taxes	(61,608)	(54,595)	(42,339)
Changes in prices, net of related costs	(52,702)	85,699	27,440
Revisions of previous estimates and other	9,917	43,021	23,440
Accretion of discount	28,778	19,423	16,881

Standardized measure of discounted future net cash flows, December 31,	$212,162	$287,777	$194,229

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 1, 2007, the NYMEX posted oil price was approximately $61.79 per barrel, which compared to the December 2006 posted price of $61.06 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 1, 2007, the NYMEX posted gas price was $7.30 per million British thermal units. The use of such price, as compared to the December 2006 posted price of $5.48 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

9. Texas Margin Tax

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, corporations and limited liability companies (regardless of how taxed for federal income tax purposes) doing business in Texas are subject to the Texas franchise tax, for tax years through 2006. Beginning with tax year 2007 (and earlier for certain fiscal year taxpayers), the new Texas margin tax applies to almost all entities with liability protection (including trusts). The Texas margin tax is a significant change in Texas tax law. Trusts that meet certain statutory requirements are generally exempt from the margin tax as a “passive entity.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is currently no clear authority that the Trust satisfies all the statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action in the 2007 legislative session or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 65% of the Trust’s royalty income is generated in Texas. If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenues in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each Unit holder would generally exclude its share of the Trust’s revenues from its margin tax calculation. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee on Behalf of Unit holders of Sabine Royalty Trust:

We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the “Trustee”), as trustee and escrow agent, for the years ended December 31, 2006, 2005 and 2004. These statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2006, 2005 and 2004, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 13, 2007

STATEMENTS OF FEES AND EXPENSES
PAID BY SABINE ROYALTY TRUST TO
BANK OF AMERICA, N.A., AS
TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

	2006	2005	2004

Trustee’s fee	$317,251	$297,187	$291,480
Escrow agent’s fee	951,740	891,548	874,438

Total fees and expenses	1,268,991	1,188,735	1,165,918

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

The compensation agreement under the Trust Agreement provides for a “cost plus” fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust’s first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forego bonuses earned of $11,009, $61,261 and $34,082 in 2006, 2005 and 2004, respectively.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2006. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the Trustee’s assessment, included in the accompanying trustee’s report on internal control over financial reporting, that Sabine Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting — modified cash basis (“internal control over financial reporting”) and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

The Trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. The Trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 13, 2007

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

(a) Security Ownership of Certain Beneficial Owners. As of March 13, 2007 there were no Unit holders known to the Trustee to be beneficial owners of more than 5% of the outstanding Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of March 3, 2007 an aggregate of 206,089 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 17,859 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005

Audit fees	$156,975	$163,825
Audit-related fees	$0	$0
Tax fees	$32,580	$44,550
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2006 and 2005

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2006

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2006

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
31		—	Rule 13a-14(a)(15d-14(a)) Certification.
32		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 13, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		—	Report dated February 12, 2007 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2006.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice-President

Date: March 13, 2007

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number			Description

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
31		—	Rule 13a-14(a)(15d-14(a)) Certification.
32		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 13, 2007 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		—	Report dated February 12, 2007 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2006.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.