Form 10-Q
period 2007-03-31
SABINE ROYALTY TRUST
filed 2007-05-09
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Number of units of beneficial interest outstanding at May 3, 2007: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited except for the balances as of December 31, 2006, and, therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2006 balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2007, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2007 and 2006, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2007, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 8, 2007

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

		March 31, 2007	December 31,
	Notes	(Unaudited)	2006
Assets
Cash and short-term investments		$4,851,765	$4,444,789
Royalty interests in oil and gas properties (less accumulated amortization of $21,495,312 and $21,469,964 at March 31, 2007 and December 31, 2006)		899,873	925,221

TOTAL		$5,751,638	$5,370,010

Liabilities and Trust Corpus
Trust expenses payable		$176,171	$138,815
Other payables	4	143,720	232,786

		319,891	371,601
Contingencies	6

Trust corpus - 14,579,345 units of beneficial interest authorized, issued and outstanding		5,431,747	4,998,409

TOTAL		$5,751,638	$5,370,010

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2007	2006
Royalty income		$12,802,428	$17,935,425
Interest income		71,324	82,334

Total		12,873,752	18,017,759
General and administrative expenses		(560,158)	(594,168)

Distributable income		$12,313,594	$17,423,591

Distributable income per unit (14,579,345 units)	1,3,5	$.84	$1.20

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2007	2006
Trust corpus, beginning of period		$4,998,409	$7,046,252
Amortization of royalty interests		(25,348)	(29,645)
Distributable income		12,313,594	17,423,591
Distributions	3	(11,854,908)	(16,488,074)

Trust corpus, end of period		$5,431,747	$7,952,124

Distributions per unit (14,579,345 units)	3	$.81	$1.13

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

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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
      In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the Trust level. Approximately 65% of the Trust’s royalty income is generated in Texas.
      If the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the margin tax would generally include its share of the Trust’s revenue in its margin tax computation. If, however, the margin tax is imposed on the Trust at the trust level, each Unit holder would generally exclude its share of the Trust’s net income from its margin tax calculation.
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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2007, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
April 16	April 30	$.31552
May 15	May 29	$.34042

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of May 4, 2007.

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

Results of Operations

     Distributable income consists of royalty income plus interest income less general and administrative expenses of the Trust. Distributable income for the three months ended March 31, 2007 was $12,313,594 or $0.84 per Unit. Royalty income amounted to $12,802,428 while interest income was $71,324. General and administrative expenses totaled $560,158.

     Distributions during the period were $.28375, $.29173, and $.31552 per Unit payable to Unit holders of record on January 16, February 15, and March 15, 2007, respectively.

     Royalty income for the quarter ended March 31, 2007 decreased approximately $5,133,000, or 29%, compared with the first quarter of 2006 due to decreases in the prices of oil and gas as well as decreases in the production of both oil and natural gas. Compared to the preceding quarter ended December 31, 2006, royalty income decreased approximately $1,214,000, or 9%, due to decreases in the price of oil as well as decreases in the production of both gas and oil. These decreases were tempered by an increase in the price of gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
Production
Oil (Bbls)	109,535	127,689	129,154
Gas (Mcfs)	1,304,582	1,353,052	1,432,391

Average Price
Oil (per Bbl)	$49.90	$52.46	$52.48
Gas (per Mcf)	$6.58	$9.50	$5.95

Gas revenues received for the three months ended March 31, 2007, related primarily to production for October 2006 through December 2006. The average price of gas as reported by the Henry Hub for the same time period was $6.00 per Mcf. The average price of gas for the Henry Hub was $6.36 per Mcf for January 2007 through March 2007. Oil revenues for the three months ended March 31, 2007 related primarily to production for November 2006 through January 2007. The average price of oil as reported by Nymex for that time period was $58.77 per barrel. The average price of oil was $58.50 per barrel for January 2007 through March 2007. As of April 23, 2007, the average price of gas for the Henry Hub was $6.64 per Mcf and the average price of oil reported by Nymex was $63.38 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2007 decreased approximately $11,000 compared with the first quarter of 2006. Compared to the preceding quarter ended December 31, 2006, interest income decreased approximately $15,600. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2007 decreased by approximately $34,000 compared to the same quarter of 2006 primarily due to decreases in the timing of auditing, transfer agent fees, and printing fees of approximately $21,700, $19,900, and $23,100, respectively. A decrease in legal fees of $15,100 related to the 2006 proxy solicitation made up the balance of the decrease. Offsetting the decreases was an increase in the escrow agent/trustee fees of $47,400. Compared to the previous quarter ended December 31, 2006, general and administrative expenses increased approximately $100,700. This increase was primarily due to the timing of annual payments in the first quarter such as the annual New York Stock Exchange listing fee of $38,000, and the printing and mailing of the year-end tax materials of $48,600. Making up the balance of the increase in expenses was an increase in the escrow agent/trustee fees of approximately $38,300. Offsetting the increases somewhat were decreases in the timing of payments of transfer agent fees and payments to tax services of approximately $11,500 and $11,800, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of May 4, 2007.

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

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues address in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situation. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

      In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48 ”), “Accounting for Uncertainty in Income Taxes, ” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 9, 2007

     (The Trust has no directors or executive officers.)