Form 10-Q
period 2007-06-30
SABINE ROYALTY TRUST
filed 2007-08-07
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Number of units of beneficial interest outstanding at August 1, 2007: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2006 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2007, the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2007 and 2006, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and 2006, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2007, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2007 and 2006 and changes in the trust corpus for the six-month periods ended June 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
August 3, 2007

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS,
LIABILITIES AND TRUST CORPUS (UNAUDITED)

			December 31,
	Notes	June 30, 2007	2006
Assets
Cash and short-term investments		$5,184,565	$4,444,789
Royalty interests in oil and gas properties (less accumulated amortization of $21,522,591 and $21,469,964 at June 30, 2007 and December 31, 2006)		872,594	925,221

TOTAL		$6,057,159	$5,370,010

Liabilities and Trust Corpus
Trust expenses payable		$195,585	$138,815
Other payables	4	122,393	232,786

		317,978	371,601
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,739,181	4,998,409

TOTAL		$6,057,159	$5,370,010

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2007	2006
Royalty Income		$14,569,185	$14,523,362
Interest Income		86,495	85,859

Total		14,655,680	14,609,221
General and administrative expenses		(678,928)	(565,466)

Distributable Income		$13,976,752	$14,043,755

Distributable Income per unit (14,579,345 units)	1,3,5	$.96	$.96

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2007	2006

Royalty Income		$27,371,613	$32,458,787
Interest Income		157,819	168,193

Total		27,529,432	32,626,980
General and administrative expenses		(1,239,086)	(1,159,634)

Distributable Income		$26,290,346	$31,467,346

Distributable Income per unit (14,579,345 units)	1,3,5	$1.80	$2.16

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2007	2006
Trust corpus, beginning of period		$4,998,409	$7,046,252
Amortization of royalty interests		(52,627)	(57,436)
Distributable income		26,290,346	31,467,346
Distributions	3	(25,496,947)	(32,007,203)

Trust corpus, end of period		$5,739,181	$6,448,959

Distributions per unit (14,579,345 units)	3	$1.75	$2.20

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2007, no impairment is required.

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
      In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Recent legislative action has clarified that the Trust is exempt from the margin tax as a passive entity.
      Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the margin tax would generally include its share of the Trust’s revenue in its margin tax computation.
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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2007, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
July 16	July 30	$.33857
August 15	August 29	$.39044

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of August 3, 2007.

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

Results of Operations

      Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months and six months ended June 30, 2007 was $13,976,752 and $26,290,346 or $0.96 and $1.80 per Unit, respectively. Royalty income for the three months and six months ended June 30, 2007 amounted to $14,569,185 and $27,371,613, respectively while interest income was $86,495 and $157,819, respectively. General and administrative expenses totaled $678,928 and $1,239,086 for the three and six months ended June 30, 2007.

     Distributions during the period were $.31552, $.34042, and $.27977 per Unit payable to Unit holders of record on April 16, May 15, and June 15, 2007, respectively.

     Royalty income for the quarter ended June 30, 2007 was relatively unchanged, increasing $46,000, compared with the second quarter of 2006. This decrease was caused by decreases in the prices of oil and gas as well as a decrease in the production of oil. This decrease was offset somewhat by an increase in the production of natural gas. Compared to the preceding quarter ended March 31, 2007, royalty income increased approximately $1,800,000, or 14%, due to increases in the production of both oil and natural gas as well as increases in the price of both oil and natural gas. Royalty income for the six months ended June 30, 2007 decreased $5,100,000, or 16%, due mainly to decreases in the price of natural gas and the price of oil. This decrease was tempered somewhat by increases in the production of natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2007	2006	2007
Production
Oil (Bbls)	119,109	122,325	109,535
Gas (Mcfs)	1,396,578	1,252,720	1,304,582

Average Price
Oil (per Bbl)	$53.00	$55.57	$49.90
Gas (per Mcf)	$6.81	$7.06	$6.58

	Six-Months Ended
	June 30, 2007	June 30, 2006
Production
Oil (Bbls)	228,644	250,015
Gas (Mcfs)	2,701,160	2,605,772

Average Price
Oil (per Bbl)	$51.51	$53.98
Gas (per Mcf)	$6.70	$8.33

Gas revenues received for the three months ended June 30, 2007 related primarily to production for January 2007 through March 2007. The average price of gas as reported by the Henry Hub for the same time period was $6.36 per Mcf. The average price of gas for the Henry Hub was $6.61 per Mcf for January 2007 through June 2007. Oil revenues for the three months ended June 30, 2007 related primarily to production for February 2007 through April 2007. The average price of oil as reported by Nymex for that time period was $61.10 per barrel. The average price of oil was $61.67 per barrel for January 2007 through June 2007. As of July 23, 2007, the average price of gas for the Henry Hub was $5.80 per Mcf and the average price of oil reported by Nymex was $75.57 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2007 increased approximately $1,000 compared with the second quarter of 2006. Compared to the preceding quarter ended March 31, 2007, interest income increased approximately $15,100. Interest income for the six months ended June 30, 2007 decreased approximately $10,400 compared to the same time period in 2006. Changes in interest income are the result of changes in interest rates and funds available for investment.

      General and administrative expenses for the quarter ended June 30, 2007 increased by approximately $113,500 compared to the same quarter of 2006 primarily due to the timing of auditing fees, transfer agent fees, and printing fees of approximately $8,700, $19,700, and $85,800, respectively. Offsetting the increases was a decrease in the engineering fees of approximately $2,600. Compared to the previous quarter ended March 31, 2007, general and administrative expenses increased approximately $118,800. This increase was primarily due to the timing of expenses such as the transfer agent fees, engineering fees, and printing fees of $33,300, $82,100, and $97,900, respectively. These increases were offset somewhat by a decrease in the annual New York Stock Exchange listing fee of $38,000, that was paid in the first quarter along with a decrease in the escrow agent/trustee fees and unitholder information services of approximately $35,400 and $14,000, respectively.

General and administrative expenses for the six months ended June 30, 2007 increased approximately $79,500 compared to the same time period in 2006, due mainly to an increase in the escrow agent/trustee fees of $52,200 as well as an increase in printing costs of $62,600. These increases were offset somewhat by decreases in legal services related to the proxy solicitation in 2006 of approximately $15,500, a decrease due to timing of audit fees of approximately $13,000, and a decrease in the engineering fees of approximately $5,900.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of August 3, 2007.

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

     State Tax Considerations

     In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Recent legislative action has clarified that the Trust is exempt from the margin tax as a passive entity.

      Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation.

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

Date: August 7, 2007

     (The Trust has no directors or executive officers.)