Form 10-Q
period 2007-09-30
SABINE ROYALTY TRUST
filed 2007-11-05
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Number of units of beneficial interest outstanding at November 5, 2007: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2006 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2007, the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2007 and 2006, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2007, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006 and changes in the trust corpus for the nine-month periods ended September 30, 2007 and 2006. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
November 5, 2007

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		September 30,	December 31,
	Note	2007	2006
Assets
Cash and short-term investments		$6,405,416	$4,444,789
Royalty interests in oil and gas properties (less accumulated amortization of $21,555,179 and $21,469,964 at September 30, 2007 and December 31, 2006)		840,006	925,221

TOTAL		$7,245,422	$5,370,010

Liabilities and Trust Corpus
Trust expenses payable		$127,569	$138,815
Other payables	4	82,641	232,786

		210,210	371,601

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,035,212	4,998,409

TOTAL		$7,245,422	$5,370,010

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2007	2006
Royalty Income		$16,710,605	$15,133,235
Interest Income		94,142	94,796

Total		16,804,747	15,228,031
General and administrative expenses		(440,303)	(508,067)

Distributable Income		$16,364,444	$14,719,964

Distributable Income per unit (14,579,345 units)	1,3,5	$1.12	$1.01

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2007	2006
Royalty Income		$44,082,218	$47,592,022
Interest Income		251,961	262,989

Total		44,334,179	47,855,011
General and administrative expenses		(1,679,389)	(1,667,701)

Distributable Income		$42,654,790	$46,187,310

Distributable Income per unit (14,579,345 units)	1,3,5	$2.93	$3.17

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2007	2006
Trust corpus, beginning of period		$4,998,409	$7,046,252
Amortization of royalty interests		(85,215)	(88,303)
Distributable income		42,654,790	46,187,310
Distributions	3	(40,532,772)	(48,189,402)

Trust corpus, end of period		$7,035,212	$4,955,857

Distributions per unit (14,579,345 units)	3	$2.78	$3.31

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2007, no impairment is required.

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2007, the Trust declared the following distributions:

Monthly
Record	Payment	Distribution
Date	Date	per Unit
October 15	October 29	$.43000
November 15	November 29	$.37309

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of November 5, 2007.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months and nine months ended September 30, 2007 was $16,364,444 and $42,654,790, or $1.12 and $2.93 per unit, respectively. Royalty income for the three months and nine months ended September 30, 2007 amounted to $16,710,605 and $44,082,218, respectively, while interest income was $94,142 and $251,961, respectively. General and administrative expenses totaled $440,303 and $1,679,389 for the three and nine months ended September 30, 2007.

     Distributions during the period were $.33857, $.39044, and $.30230 per Unit payable to Unit holders of record on July 16, August 15, and September 17, 2007, respectively.

     Royalty income for the quarter ended September 30, 2007 increased approximately $1,577,000 or 10% compared with the third quarter of 2006. This increase was caused by increases in the production of both oil and gas. This increase was offset somewhat by decreases in the price of both oil and natural gas. Compared to the preceding quarter ended June 30, 2007, royalty income increased approximately $2,141,000, or 15%, due to increases in the production of both oil and natural gas as well as an increase in the price of oil. This increase was offset somewhat by a decrease in the price of natural gas. Royalty income for the nine months ended September 30, 2007 decreased approximately $3,510,000, or 7%, compared with the nine months ended September 2006, due mainly to decreases in the price of both oil and natural gas as well as the production of oil. This decrease was tempered somewhat by an increase in the production of natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2007	2006	2007
Production
Oil (Bbls)	129,086	123,879	119,109
Gas (Mcfs)	1,747,609	1,463,287	1,396,578

Average Price
Oil (per Bbl)	$58.00	$58.51	$53.00
Gas (per Mcf)	$6.10	$6.28	$6.81

	Nine-Months Ended
	September 30, 2007		September 30, 2006
Production
Oil (Bbls)	357,730		373,894
Gas (Mcfs)	4,448,769		4,069,059

Average Price
Oil (per Bbl)	$53.86		$55.48
Gas (per Mcf)	$6.47		$7.59

Gas revenues received for the three months ended September 30, 2007, related primarily to production for April 2007 through June 2007. The average price of gas as reported by the Henry Hub for the same time period was $6.85 per Mcf. The average price of gas for the Henry Hub was $7.01 per Mcf for January 2007 through September 2007. Oil revenues for the three months ended September 30, 2007 related primarily to production for May 2007 through July 2007. The average price of oil as reported by Nymex for that time period was $67.99 per barrel. The average price of oil was $66.07 per barrel for January 2007 through September 2007. As of October 22, 2007, the average price of gas for the Henry Hub was $7.04 per Mcf and the average price of oil reported by Nymex was $88.60 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2007 decreased approximately $1,000 compared with the third quarter of 2006. Compared to the preceding quarter ended June 30, 2007, interest income increased approximately $7,600. Interest income for the nine months ended September 30, 2007 decreased approximately $11,000 compared to the same time period in 2006. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2007 decreased by approximately $67,800 compared to the same quarter of 2006 primarily due to decreases in escrow agent/trustee fees, printing fees and professional fees of approximately $9,000, $53,900, and $15,100, respectively. Offsetting the decreases was an increase due to the timing of invoices in auditing fees as well as an increase in unitholder information services of approximately $9,000 and $1,500, respectively. Compared to the previous quarter ended June 30, 2007, general and administrative expenses decreased approximately $238,600. This decrease was primarily due to the timing of expenses such as the transfer agent fees, engineering fees,auditing fees, printing fees and professional services of approximately $23,300, $82,100, $17,000, $98,500, and $10,100, respectively, along with a decrease in unitholder information expenses of $10,900. These decreases were offset somewhat by an increase in the escrow agent/trustee fees of approximately $7,800.

General and administrative expenses for the nine months ended September 30, 2007 increased approximately $11,700 compared to the same time period in 2006, due mainly to an increase in the escrow agent/trustee fees of $43,200 as well as an increase in printing costs of $8,800. These increases were offset somewhat by decreases in legal services related to the proxy solicitation in 2006 of approximately $18,800, a decrease in professional services of approximately $5,000, a decrease in the engineering fees of approximately $5,900 as well as tax reporting fees that were approximately $6,600 less than last year. This decrease was further increased by a decrease in the timing of audit fees of approximately $4,000.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of November 5, 2007.

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

Other

Trustee Brand Change

     On October 15, 2007, the Bank of America private wealth management group officially became known as "U.S.Trust, Bank of America Private Wealth Management" as a result of Bank of America's acquisition of U.S. Trust Corporation. This change is a brand name change only and the legal entity that serves as the Trustee for the Trust will continue to be Bank of America, N. A.

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

Date: November 5, 2007

     (The Trust has no directors or executive officers.)