Form 10-K
period 2007-12-31
SABINE ROYALTY TRUST
filed 2008-03-13
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-8424

Sabine Royalty Trust
(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Trust Division U.S. Trust, Bank of America Private Wealth Management Bank of America Plaza 17th Floor 901 Main Street Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)

Registrant’s telephone number, including area code: (214) 209-2400

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐   No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act). Yes ☐   No ☒

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $612 million.

     At March 13, 2008, there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Bank of America, N.A. (as successor to NationsBank, N.A.) (“Bank of America”). In accordance with the successor trustee provisions of the Trust Agreement, Bank of America, as trustee of the Trust (the “Trustee”), is subject to all the terms and conditions of the Trust Agreement. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas 75202. The telephone number of the Trust is (214) 209-2400.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2007 were $2,197,747 of which, pursuant to the terms of the Trust Agreement, $332,928 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $998,758 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 2008, there were 14,579,345 Units outstanding.

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

BNY Mellon Shareholder Services serves as transfer agent and registrar for the Units.

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

Widely Held Fixed Investment Trust Reporting Information

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust. Unit holders itemizing deductions will also be subject to limitations on taking such deductions if the Unit holder’s adjusted gross income exceeds a threshold amount, which is $156,400 for 2007 and $159,950 for 2008 (if married, filing jointly).

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

Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, beginning with tax year 2007 (and earlier for certain fiscal year taxpayers), the new Texas margin tax applies to almost all entities with liability protection (including trusts). The Texas margin tax is a significant change in Texas tax law. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” The Trust should meet the requirements for being considered a “passive entity” for Texas margin tax purposes and, therefore, it should be exempt from the Texas margin tax. If exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. This revenue would be sourced to Texas under new Texas Comptroller guidance that provides such income is sourced according to the principal place of business of the Trust, which is Texas. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

Louisiana. The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana. Units held by residents of Louisiana, to the extent that they represent a proportionate share of mineral royalties from mineral interests located in Louisiana, are subject to Louisiana probate, community property, forced heirship and other rules. Units held of record by a person who was not domiciled in Louisiana at the date of death generally are not subject to Louisiana probate, community property or forced heirship rules, and Units transferred inter vivos by non-domiciliaries of Louisiana generally are not subject to Louisiana gift tax. Effective January 1, 2008, no Louisiana inheritance tax is due for decedents’ deaths occurring after June 30, 2004, regardless of the date on which the succession of the decedent’s estate is opened. Additionally, on and after January 1, 2008, inheritance tax returns are not required and other succession-related documents are not required to be filed with the Louisiana Department of Revenue for deaths occurring after June 30, 2004. Persons who paid Louisiana inheritance taxes based on deaths occurring after June 30, 2004 can file a refund for those taxes with the Louisiana Department of Revenue between August 1, 2008 and December 31, 2009. The Louisiana Department of Revenue will not process these refund claims before August 1, 2008.

Florida, Mississippi, New Mexico and Oklahoma. Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will be applicable to royalty income allocable to a corporate Unit holder from properties located within Florida. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will be applicable to royalty income allocable to a Unit holder from properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, the Trust should be considered a grantor trust for state income tax purposes and the Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

  Natural Gas

Prices for the sale of natural gas, like the sale of other commodities, are governed by the marketplace and the provisions of applicable gas sales contracts. The Federal Energy Regulatory Commission (“FERC”), which principally is responsible for regulating interstate transportation and the sale of natural gas, has taken significant steps in the implementation of a policy to restructure the natural gas pipeline industry to promote full competition in the sales of natural gas, so that all natural gas suppliers, including pipelines, can compete equally for sales customers. This policy has been implemented largely through restructuring proceedings and is subject to continuing refinement. The effects of this policy are now presumably fully reflected in the natural gas markets. The current policy of FERC continues to promote increased competition among gas industry participants. Accordingly, various regulations and orders have been proposed and implemented to encourage nondiscriminatory open-access transportation by interstate pipelines and to provide for the unbundling of pipeline services so that such services may also be furnished by nonpipeline suppliers on a competitive basis.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $54.71 in 2006 to $58.35 in 2007. The Trustee believes that the international instability all year coupled with increasing global demand and supply shortage concerns along with inadequate sour crude refining capacity led to the increase in the price of oil. At times in 2007 oil prices soared to nearly $100 per barrel.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2007 on natural gas volumes sold of $6.34 per Mcf represented a significant decrease from the $7.19 per Mcf received in 2006, due largely to warmer than normal weather in the winter of 2006-2007 and an absence of hurricane activity in the Gulf of Mexico in 2007. The price of natural gas showed an upward trend toward the end of 2007 due to winter demand.

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

The limited liability of the Unit holders is uncertain.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2007.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2007.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2008 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244

March 3, 2008

Bank of America, N.A.
P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2008, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America, N.A. (Bank of America) acts as trustee of the Trust.

Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2007 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

Our reserves estimates are based on a detailed study of the properties and were prepared in accordance with standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, consideration of the stage of development, and the quality and completeness of basic data. The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 38 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2007. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales-gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

Petroleum reserves included in this report are classified by degree of proof as proved and are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and expenses as of the date the estimate is made, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. Proved reserves classifications used in this report are in accordance with the reserves definitions of Rules 4 — 10(a) (1) — (13) of Regulation S — X of the Securities and Exchange Commission (SEC) of the United States. The petroleum reserves are classified as follows:

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

The development status shown herein represents the status applicable on January 1, 2008. In the preparation of this study, data available from wells drilled on the appraised properties through October 31, 2007, were used in estimating gross ultimate recovery. When applicable, gross production estimated to

January 1, 2008, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2008. In some fields, this required that the production rates be estimated for up to 4 months, since production data were available only through August 2007.

Estimated net proved reserves, as of January 1, 2008, attributable to the Trust from the properties appraised are summarized in thousands of barrels (Mbbl) or millions of cubic feet (MMcf) as follows:

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	96	4	0	0
Louisiana	46	407	0	0
Mississippi	115	1,853	22	360
New Mexico	457	3,084	0	0
Oklahoma	507	10,064	0	0
Texas	4,599	19,025	583	1,018

Total	5,820	34,437	605	1,378

Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on January 1, 2008. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2008, based on receipts by the Trust in December 2007. The assumptions used for estimating future prices and expenses are as follows:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices, based on receipts by the Trust in December 2007, were furnished by Bank of America. These prices were adjusted to the NYMEX posted prices for oil of $95.95 per barrel and for gas of $7.11 per million British thermal units and were held constant for the lives of the properties.

Various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were then applied to the above prices, respectively, to reflect the net wellhead prices anticipated to be received by each property. The weighted average prices over the lives of the properties were $88.49 per barrel of oil and $6.267 per thousand cubic feet of gas.

Expenses

The properties appraised are royalties. Therefore, no operating expenses or capital costs are incurred. The expenses reported are primarily severence taxes and ad valorem taxes, which are based on historical tax rates furnished by Bank of America. Several properties incur additional expenses related to transportation, marketing, and/or other expenses that are charged to the royalty interests. These expenses are reported as transportation expenses. No escalation has been applied to the expenses.

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2008, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Future Net
Revenue
Year Ending December 31	(M$)

2008	61,474
2009	54,183
2010	48,187

Subtotal	163,844
Remaining	512,034

Total	675,878

The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2008, is estimated to be M$322,478.

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

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, NGL, and gas contained in this report has been prepared in accordance with Paragraphs 10 — 13, 15 and 30(a) — (b) of Statement of Financial Accounting Standards No. 69 (November 1982) of the FASB and Rules 4 — 10(a) (1) — (13) of Regulation S — X and Rule 302(b) of Regulation S — K of the SEC; provided, however, that (i) certain estimated data have not been provided with respect to changes in reserves information, (ii) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth thereof for certain royalty interests accounting for approximately 38 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or field rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2008 will be approximately $2,425,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $207,308,591 at January 1, 2007 to $305,590,383 at January 1, 2008. This increase resulted primarily from the gas prices used in the calculation of such amount, from $4.88 per Mcf of gas at January 1, 2007 to $6.27 per Mcf of gas at January 1, 2008, along with an increase in the price of oil from $54.21 per barrel of oil at January 1, 2007 to $88.49 per barrel of oil at January 1, 2008.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 3, 2008, NYMEX posted oil prices were approximately $102.45 per barrel, which compared to the posted price of $95.95 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 3, 2008, NYMEX posted gas prices were $9.35 per million British thermal units. The use of such price, as compared to the posted price of $7.11 per million British thermal units, used to calculate the future net revenue to the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions
2007	High	Low	per Unit

First Quarter	$43.50	$38.69	$0.81313
Second Quarter	44.63	40.81	0.93571
Third Quarter	44.25	38.78	1.03131
Fourth Quarter	52.04	42.23	1.07033

	Sales Price		Distributions
2006	High	Low	per Unit

First Quarter	$46.89	$40.28	$1.13092
Second Quarter	46.39	39.10	1.06446
Third Quarter	49.35	40.90	1.10994
Fourth Quarter	57.00	41.57	0.93140

At March 4, 2008, there were 14,579,345 Units outstanding and approximately 1,811 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2007	2006	2005	2004	2003

Royalty Income	$58,910,367	$61,608,030	$54,594,978	$42,338,724	$38,761,739
Distributable Income	57,059,819	59,830,843	52,680,811	40,587,685	37,060,003
Distributable Income per Unit	3.91	4.10	3.61	2.78	2.54
Total Assets at Year End	6,624,000	5,370,010	7,371,124	4,912,815	5,555,045
Distributions per Unit	3.85	4.24	3.43	2.79	2.52

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2006 and 2007.

Net royalty income during 2007 decreased approximately $2,698,000, or 4.4 percent, compared to 2006 net royalty income, which had increased approximately $7,013,000, or 12.8 percent, from 2005 net royalty income.

Revenues generated by sales of oil and gas decreased in 2007 from 2006 as a result of lower gas prices along with decreased oil volumes. These decreases were tempered by an increase in oil prices and higher gas volumes.

Gas volumes increased from 5,501,450 thousand cubic feet (“Mcf”) in 2006 to 6,004,149 Mcf in 2007 after increasing from 5,259,019 Mcf in 2005. The average price per Mcf of gas received by the Trust decreased from $7.19 per Mcf in 2006 to $6.34 per Mcf in 2007, after increasing from $6.84 per Mcf in 2005. The Trustee believes that normal market forces, international instability, and the effect of the Gulf of Mexico storms in the fall of 2005 on prices in the first quarter of 2006 caused the increase in gas prices for 2006. The Trustee believes that normal market forces, international instability, absence of tropical storms in both 2006 and 2007 along with increased inventory levels due to warmer-than-normal weather resulted in the lower gas prices for 2007.

Oil volumes sold decreased to 469,083 barrels in 2007 from 503,048 barrels in 2006, having decreased from 603,616 barrels in 2005. The effect of this volume decrease was offset by an increase in the average price per barrel received by the Trust to $58.35 in 2007 from $54.71 in 2006, which was an increase from $40.47 in 2005. International instability along with warmer-than-normal weather in the summer of 2006 were the factors for the increase in oil prices for 2006. Warmer-than-normal weather in 2007, along with an uncertain economy and continued international unrest caused the increase in oil prices for 2007.

Interest income decreased to $347,000 in 2007 from $350,000 in 2006, which increased from $175,000 in 2005. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses increased to $2,198,000 in 2007 from $2,127,000 in 2006 due mainly to increases in the escrow agent/trustee fees, printing fees, and unitholder information services of approximately $63,000, $24,000, and $43,000, respectively. These increases were offset somewhat by decreases in legal services, and the timing of audit fees of approximately $29,000 and $20,000, respectively.

General and administrative expenses increased to $2,127,000 in 2006 compared to $2,090,000 in 2005 due mainly to increases in the escrow agent/trustee fees, engineering fees, and unitholder information services of approximately $80,000, $54,000, and $27,000, respectively. These increases were offset somewhat by decreases in miscellaneous expenses related to financial statement upgrades, and professional services related to Sarbanes-Oxley Section 404 compliance of approximately $38,000 and $54,000, respectively.

In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2006 and December 2007 distributions.

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

4.  Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2007.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2005 and 2007. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2007	$58.35	$6.34
2006	54.71	7.19
2005	40.47	6.84

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and
Bank of America, N.A, Trustee:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2007 and 2006, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2007 and 2006, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Dallas, TX
March 11, 2008

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2007	2006

Assets
Cash and short-term investments	$5,796,869	$4,444,789
Royalty interests in oil and gas properties less accumulated amortization of $21,568,084 (2007) and $21,469,964 (2006)	827,131	925,221

Total	$6,624,000	$5,370,010

Liabilities and Trust Corpus
Trust expenses payable	$183,748	$138,815
Other payables (Note 4)	617,597	232,786

Total liabilities	801,345	371,601
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,822,655	4,998,409

Total	$6,624,000	$5,370,910

Statements of Distributable Income

	Year Ended December 31,
	2007	2006	2005

Royalty Income	$58,910,367	$61,608,030	$54,594,978
Interest Income	347,199	349,941	175,380

Total	59,257,566	61,957,971	54,770,358
General and administrative expenses (Note 6)	2,197,747	2,127,128	2,089,547

Distributable income	$57,059,819	$59,830,843	$52,680,811

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1, 2)	$3.91	$4.10	$3.61

Distributions per unit (Note 3)	$3.85	$4.24	$3.43

Statements of Changes in Trust Corpus

	2007	2006	2005

Trust corpus, beginning of year	$4,998,409	$7,046,252	$4,523,075
Amortization of royalty interests	(98,090)	(110,081)	(124,231)
Distributable income	57,059,819	59,830,843	52,680,811
Distributions to unit holders (Note 3)	(56,137,483)	(61,768,605)	(50,033,403)

Trust corpus, end of year	$5,822,655	$4,998,409	$7,046,252

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

America, Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2006 and December 2007 distributions.

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

4. Other Payables

Other payables consist of the following:

December 31,	2007	2006
Royalty receipts in suspense pending verification of ownership interest or title	$617,597	$232,786

Total	$617,597	$232,786

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Subsequent Events

Distributions

Subsequent to December 31, 2007, the Trust declared the following distributions:

		Distribution per
Monthly Record Date	Payment Date	Unit
January 15, 2008	January 29, 2008	$.33110
February 15, 2008	February 29, 2008	$.48204
March 17, 2008	March 31, 2008	$.37389

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2007	2006	2005

Trustee’s fee	$332,928	$317,251	$297,187
Escrow agent’s fee	998,758	951,740	891,548
Professional fees	318,231	371,752	377,214
Unit holders’ services fees	416,354	355,154	344,259
Other	131,476	131,231	179,339

Total General and Administrative Expenses	2,197,747	2,127,128	2,089,547

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2007 and 2006 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
2007	Income	Income	Income per Unit

First Quarter	$12,802	$12,314	$0.84
Second Quarter	14,569	13,977	0.96
Third Quarter	16,711	16,364	1.12
Fourth Quarter	14,828	14,405	0.99

	$58,910	$57,060	$3.91

	Royalty	Distributable	Distributable
2006	Income	Income	Income per Unit

First Quarter	$17,935	$17,424	$1.20
Second Quarter	14,523	14,044	0.96
Third Quarter	15,133	14,720	1.01
Fourth Quarter	14,017	13,643	0.93

	$61,608	$59,831	$4.10

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2005	5,685	37,609
Revisions of previous statements	1,152	3,359
Production	(569)	(4,566)

December 31, 2005	6,268	36,402
Revisions of previous statements	86	4,450
Production	(464)	(4,584)

December 31, 2006	5,890	36,268
Revisions of previous statements	959	4,447
Production	(424)	(4,900)
December 31, 2007	6,425	35,815

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2005	5,642	37,550
December 31, 2005	6,197	36,172
December 31, 2006	5,787	35,333
December 31, 2007	5,820	34,437

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($88.49 per bbl and $6.27 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2007	2006	2005

Future net cash inflows	$675,878	$426,723	$566,077
Discount of future net cash flows @ 10%	(353,400)	(214,561)	(278,300)

Standardized measure of discounted future net cash inflows	$322,478	$212,162	$287,777

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Standardized measure of discounted future net cash flows, January 1,	$212,162	$287,777	$194,229
Royalty income, net of severance and ad valorem taxes	(58,910)	(61,608)	(54,595)
Changes in prices, net of related costs	90,510	(52,702)	85,699
Revisions of previous estimates and other	57,500	9,917	43,021
Accretion of discount	21,216	28,778	19,423

Standardized measure of discounted future net cash flows, December 31,	$322,478	$212,162	$287,777

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 3, 2008, the NYMEX posted oil price was approximately $102.45 per barrel, which compared to the December 2007 posted price of $95.95 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of March 3, 2008, the NYMEX posted gas price was $9.35 per million British thermal units. The use of such price, as compared to the December 2007 posted price of $7.11 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

9. Texas Margin Tax

In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed generally on federal gross revenues (up to 70%), as apportioned to Texas less certain costs and deductions, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter (earlier for certain fiscal year taxpayers). Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Recent legislative action has clarified that the Trust is exempt from the margin tax as a passive entity.

Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. This revenue would be sourced to Texas under new Texas Comptroller guidance sourcing such income according to the principal place of business of the Trust, which is Texas.

In addition to Texas, Unit holders may also have a state tax filing responsibility in Louisiana, Florida, Mississippi, New Mexico, and Oklahoma. Unit holders should consult their own tax advisors concerning the Texas margin tax and other state tax returns that may be required to be filed by Unit holders and their applicable due dates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee on Behalf of Unit holders of Sabine Royalty Trust:

We have audited the accompanying Statements of Fees and Expenses (as defined in Exhibit C to the Sabine Royalty Trust Agreement) paid by Sabine Royalty Trust to Bank of America, N.A., (the “Trustee”), as trustee and escrow agent, for the years ended December 31, 2007, 2006 and 2005. These statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the Statements of Fees and Expenses referred to above present fairly, in all material respects, the fees and expenses paid by Sabine Royalty Trust to Bank of America, N.A., as trustee and escrow agent, for the years ended December 31, 2007, 2006 and 2005, on the basis of accounting described in Note 3.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 12, 2008

STATEMENTS OF FEES AND EXPENSES
PAID BY SABINE ROYALTY TRUST TO
BANK OF AMERICA, N.A., AS
TRUSTEE AND ESCROW AGENT, FOR EACH OF THE THREE
YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

	2007	2006	2005

Trustee’s fee	$332,928	$317,251	$297,187
Escrow agent’s fee	998,758	951,740	891,548

Total fees and expenses paid to Bank of America, N.A.	1,331,686	1,268,991	1,188,735

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

The compensation agreement under the Trust Agreement provides for a “cost plus” fee payable to the Bank for all services rendered in its capacities as Trustee and as Escrow Agent. Generally, the fees payable to the Bank are calculated by dividing the expenses incurred by the Bank, as Trustee and as Escrow Agent, solely for services provided by the Bank in the administration of the Trust and the Escrow by seven-tenths (0.7). Professional and other noncontributing (out-of-pocket) expenses incurred by the Bank, as Trustee or as Escrow Agent, as the case may be, in the performance of its duties in the foregoing capacities are charged to the Trust or the Escrow, as the case may be, at cost. These expenses do not contribute to the fees payable to the Bank described above. Annually, the Trustee must estimate Trust and Escrow expenses contributing to the fee for the forthcoming year and publish this amount in the Trust’s first quarterly report to Unit holders. The Trustee can be penalized by forfeiture of reimbursement for part of its expenses if such expenses exceed the estimate. The Trustee also can earn a bonus by administering the Trust for total costs that are lower than the estimate. The Bank elected to forego bonuses earned of $18,314, $11,009, and $61,261 in 2007, 2006, and 2005, respectively.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2007, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed by, or under the supervision of, the Trustee, or persons performing similar functions, and effected by the Trustee, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting discussed above, and that receipts and expenditures of the company are being made only in accordance with authorizations the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2007 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2007, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 11, 2008 expressed an unqualified opinion on those financial statements

DELOITTE & TOUCHE LLP

Dallas, TX
March 11, 2008

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

Code of Ethics.  Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, U.S. Trust, Bank of America Private Wealth Management, must comply with the bank’s code of ethics, a copy of which will be made available to Unit holders without charge, upon request by appointment at Bank of America Plaza, 17th Floor, 901 Main Street, Dallas, Texas, 75202.

Audit Committee.  The Trust has no directors and therefore has no audit committee or audit committee financial expert.

Nominating Committee.  The Trust has no directors and therefore has no nominating committee.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners. As of March 13, 2008 there were no Unit holders known to the Trustee to be beneficial owners of more than 5% of the outstanding Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of January 23, 2008 an aggregate of 213,826 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 17,659 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006

Audit fees	$137,000	$156,975
Audit-related fees	$0	$0
Tax fees	$34,543	$32,580
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2007 and 2006

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2007

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2007

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 13, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		—	Report dated February 15, 2008 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2007.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice-President

Date: March 13, 2008

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number			Description

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 13, 2008 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99)		—	Report dated February 15, 2008 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2007.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.