Form 10-Q
period 2008-03-31
SABINE ROYALTY TRUST
filed 2008-05-02
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 1-8424

SABINE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization

U.S. Trust, Bank of America
Private Wealth Management
Bank of America Plaza
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip Code)

(214) 209-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of units of beneficial interest outstanding at May 2, 2008: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2007 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2008, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2008 and 2007, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, TX
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of March 31, 2008, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2007, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 11, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
May 1, 2008

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		March 31,	December 31,
	Note	2008	2007

Assets
Cash and short-term investments		$6,633,442	$5,796,869
Royalty interests in oil and gas properties (less accumulated amortization of $21,593,787 and $21,568,084 at March 31, 2008 and December 31, 2007)		801,398	827,131

TOTAL		$7,434,840	$6,624,000

Liabilities and Trust Corpus
Trust expenses payable		$175,452	$183,748
Other payables	4	387,087	617,597

		562,539	801,345

Contingencies	6	—	—
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,872,301	5,822,655

TOTAL		$7,434,840	$6,624,000

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2008	2007
Royalty Income		$18,856,155	$12,802,428
Interest Income		81,376	71,324

Total		18,937,531	12,873,752
General and administrative expenses		(556,031)	(560,158)

Distributable Income		$18,381,500	$12,313,594

Distributable Income per unit (14,579,345 units)	1,3,5	$1.26	$.84

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2008	2007
Trust corpus, beginning of period		$5,822,655	$4,998,409
Amortization of royalty interests		(25,733)	(25,348)
Distributable income		18,381,500	12,313,594
Distributions	3	(17,306,121)	(11,854,908)

Trust corpus, end of period		$6,872,301	$5,431,747

Distributions per unit (14,579,345 units)	3	$1.19	$.81

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

     Bank of America, N.A. (the “Trustee”), acts as trustee of the Trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as the Trustee of the Trust did not change, and references in this Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A. The terms of the Trust Agreement provide, among other things, that:

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2008, no impairment is required.

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

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
      In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on gross revenues less certain deductions, as specifically set forth in the new legislation. The effective date of the new legislation was January 1, 2008, but the tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Tex. H.B. 3928, 80th Leg. R.S. (2007), which was recently passed by the Texas legislature and signed by Governor Rick Perry on June 15, 2007, clarifies that the Trust is exempt from the margin tax as a passive entity. Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the margin tax would generally include its share of the Trust’s revenue in its margin tax computation. The source of such income to a Unitholder would be Texas since the Trust’s day-to-day operations are conducted in Texas.
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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2008, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
April 4	April 15	April 29	$.42094

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2008.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2008 was $18,381,500, or $1.26 per unit. Royalty income for the three months ended March 31, 2008 amounted to $18,856,155 while interest income was $81,376. General and administrative expenses totaled $556,031 for the three months ended March 31, 2008.

     Distributions during the period were $.33110, $.48204, and $.37389 per Unit payable to Unit holders of record on January 15, February 15, and March 17, 2008, respectively.

     Royalty income for the quarter ended March 31, 2008 increased approximately $6,054,000 or 47% compared with the first quarter of 2007. This increase was caused by increases in the production of both oil and natural gas as well as increases in the price of both oil and natural gas. Compared to the preceding quarter ended December 31, 2007, royalty income increased approximately $4,028,000, or 27%, due to increases in the production of natural gas as well as increases in the prices of both oil and natural gas. These increases were offset somewhat by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2008	2007	2007
Production
Oil (Bbls)	110,302	109,535	111,353
Gas (Mcfs)	1,651,669	1,304,582	1,555,380

Average Price
Oil (per Bbl)	$85.89	$49.90	$72.79
Gas (per Mcf)	$6.60	$6.58	$5.97

Gas revenues received for the three months ended March 31, 2008, related primarily to production for October 2007 through December 2007. The average price of gas as reported by the Henry Hub for the same time period was $7.47 per Mcf. The average price of gas for the Henry Hub was $7.76 per Mcf for January 2008 through March 2008. Oil revenues for the three months ended March 31, 2008 related primarily to production for November 2007 through January 2008. The average price of oil as reported by Nymex for that time period was $91.77 per barrel. The average price of oil was $96.96 per barrel for January 2008 through March 2008. As of April 22, 2008, the average price of gas for the Henry Hub was $9.66 per Mcf and the average price of oil reported by Nymex was $117.48 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2008 increased approximately $10,000 compared with the first quarter of 2007. Compared to the preceding quarter ended December 31, 2007, interest income decreased approximately $13,900. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2008 decreased by approximately $4,100 compared to the same quarter of 2007 primarily due to decreases in escrow agent/trustee fees and the timing of unitholder information services fees of approximately $20,300, and $42,700, respectively. Offsetting the decreases was an increase due to the timing of invoices in transfer agent fees and auditing fees as well as an increase in legal fees of approximately $16,800, $19,000, and $9,200, respectively. Compared to the previous quarter ended December 31, 2007, general and administrative expenses increased approximately $37,800. This increase was primarily due to the timing of annual payments in the first quarter such as the annual New York Stock Exchange listing fee of $38,000, and the timing of invoices for expenses such as legal fees, auditing fees, and tax reporting fees of approximately $21,800, $39,000, and $3,000, respectively. These increases were offset somewhat by decreases in the timing of ad valorem tax rendition services, and unitholder services of approximately $21,200 and $44,400, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2008.

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

     New Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Trust has no financial instruments and accordingly, the adoption of this new Standard did not impact the financial statements of the Trust.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statements No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an effect on the Trust’s financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51. This statement requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

Other

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 2, 2008

     (The Trust has no directors or executive officers.)