Form 10-Q
period 2008-06-30
SABINE ROYALTY TRUST
filed 2008-08-07
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Number of units of beneficial interest outstanding at August 7, 2008: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2007 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2008, the distributable income for the three-month and the six-month periods ended June 30, 2008 and 2007 and the changes in trust corpus for the six-month periods ended June 30, 2008 and 2007, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, TX
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of June 30, 2008, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2008 and 2007 and changes in trust corpus for the six-month periods ended June 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
August 4, 2008

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		June 30,	December 31,
	Note	2008	2007

Assets
Cash and short-term investments		$8,864,018	$5,796,869
Royalty interests in oil and gas properties (less accumulated amortization of $21,619,006 and $21,568,054 at June 30, 2008 and December 31, 2007)		776,179	827,131

TOTAL		$9,640,197	$6,624,000

Liabilities and Trust Corpus
Trust expenses payable		$169,047	$183,748
Other payables	4	637,269	617,597

		806,316	801,345

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		8,833,881	5,822,655

TOTAL		$9,640,197	$6,624,000

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2008	2007
Royalty Income		$23,055,338	$14,569,185
Interest Income		67,254	86,495

Total		23,122,592	14,655,680
General and administrative expenses		(676,328)	(678,928)

Distributable Income		$22,446,264	$13,976,752

Distributable Income per unit (14,579,345 units)	1,3,5	$1.54	$.96

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2008	2007
Royalty Income		$41,911,493	$27,371,613
Interest Income		148,630	157,819

Total		42,060,123	27,529,432
General and administrative expenses		(1,232,359)	(1,239,086)

Distributable Income		$40,827,764	$26,290,346

Distributable Income per unit (14,579,345 units)	1,3,5	$2.80	$1.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2008	2007
Trust corpus, beginning of period		$5,822,655	$4,998,409
Amortization of royalty interests		(50,952)	(52,627)
Distributable income		40,827,764	26,290,346
Distributions	3	(37,765,586)	(25,496,947)

Trust corpus, end of period		$8,833,881	$5,739,181

Distributions per unit (14,579,345 units)	3	$2.59	$1.75

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2008, no impairment is required.

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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

      Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
      Effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” The Trust should be exempt from margin tax as a passive entity. Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the margin tax would generally include its share of the Trust’s revenue in its margin tax computation. The source of such income to a Unitholder would be Texas since the Trust’s day-to-day operations are conducted in Texas.
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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2008, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
July 3	July 15	July 29	$.55702
August 5	August 15	August 29	$.68973

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2008.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2008 was $22,446,264, or $1.54 per unit. Royalty income for the three months ended June 30, 2008 amounted to $23,055,338 while interest income was $67,254. General and administrative expenses totaled $676,328 for the three months ended June 30, 2008.

     Distributions during the period were $.42094, $.49698, and $.48540 per Unit payable to Unit holders of record on April 15, May 15, and June 16, 2008, respectively.

     Royalty income for the quarter ended June 30, 2008 increased approximately $8,486,000 or 58% compared with the second quarter of 2007. This increase was caused by increases in the production of both oil and natural gas as well as increases in the prices of both oil and natural gas. Compared to the preceding quarter ended March 31, 2008, royalty income increased approximately $4,199,000, or 22%, due to increases in the production of oil as well as increases in the prices of both oil and natural gas. These increases were offset somewhat by a decrease in the production of natural gas. Royalty income for the six months ended June 30, 2008 increased approximately $14,540,000 or 53% compared with the six months ended June 30, 2007, due mainly to increases in the prices of both oil and natural gas, as well as increases in the production of both oil and natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2008	2007	2008
Production
Oil (Bbls)	122,930	119,109	110,302
Gas (Mcfs)	1,529,748	1,396,578	1,651,669

Average Price
Oil (per Bbl)	$98.36	$53.00	$85.89
Gas (per Mcf)	$8.27	$6.81	$6.60

	Six-Months Ended
	June 30, 2008		June 30, 2007
Production
Oil (Bbls)	233,232		228,644
Gas (Mcfs)	3,181,417		2,701,160

Average Price
Oil (per Bbl)	$92.46		$51.51
Gas (per Mcf)	$7.41		$6.70

     Gas revenues received for the three months ended June 30, 2008, related primarily to production for January 2008 through March 2008. The average price of gas as reported by the Henry Hub for the same time period was $7.76 per Mcf. The average price of gas for the Henry Hub was $9.02 per Mcf for January 2008 through June 2008. Oil revenues for the three months ended June 30, 2008 related primarily to production for February 2008 through April 2008. The average price of oil as reported by Nymex for that time period was $103.60 per barrel. The average price of oil was $110.23 per barrel for January 2008 through June 2008. As of July 23, 2008, the average price of gas for the Henry Hub was $9.06 per Mcf and the average price of oil reported by Nymex was $127.95 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended June 30, 2008 decreased approximately $19,200 compared with the second quarter of 2007. Compared to the preceding quarter ended March 31, 2008, interest income decreased approximately $14,100. Interest income for the six months ended June 30, 2008 decreased approximately $9,200 compared to the same time period in 2007. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended June 30, 2008 decreased by approximately $2,600 compared to the same quarter of 2007 primarily due to decreases in professional fees and the timing of invoicing of audit fees and transfer agent fees of approximately $5,100, $17,000 and $29,300, respectively. Offsetting the decreases were increases in escrow agent/trustee fees and tax reporting fees of approximately $38,000 and $10,100, respectively. Compared to the previous quarter ended March 31, 2008, general and administrative expenses increased approximately $120,300. This increase was primarily due to the timing of annual payments for printing services and engineering services along with increases in the escrow agent/trustee fees of approximately $80,700, $82,300 and $22,900, respectively. Offsetting these increases somewhat were decreases in the timing of expenses for professional services and the New York Stock Exchange listing fee of approximately $24,500 and $38,000, respectively. General and administrative expenses for the six months ended June 30, 2008 decreased approximately $6,700 compared to the same time period in 2007, due mainly to a decrease in the unitholder information fees and the timing of transfer agent fees of $42,600 and $12,600, respectively. This decrease was offset somewhat by increases in the escrow agent/trustee fees, legal fees, professional fees and tax reporting services of approximately $17,700, $14,100, $7,800 and $9,700, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2008.

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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.
     In May 2008, the FASB issued No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. This statement clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Trustee does not believe that the adoption of this statement will have a material effect on the Trust’s financial statements.

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

Date: August 7, 2008

     (The Trust has no directors or executive officers.)