Form 10-Q
period 2008-09-30
SABINE ROYALTY TRUST
filed 2008-11-07
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Number of units of beneficial interest outstanding at November 7, 2008: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2007 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2008, the distributable income for the three-month and the nine-month periods ended September 30, 2008 and 2007 and the changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, TX
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust as of September 30, 2008, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007 and changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007. These condensed financial statements are the responsibility of the Trustee.
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
Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
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
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
November 6, 2008

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		September 30,	December 31,
	Note	2008	2007
Assets
Cash and short-term investments		$9,442,950	$5,796,869
Royalty interests in oil and gas properties (less accumulated amortization of $21,643,797 and $21,568,054 at September 30, 2008 and December 31, 2007)		751,388	827,131

TOTAL		$10,194,338	$6,624,000

Liabilities and Trust Corpus
Trust expenses payable		$133,612	$183,748
Other payables	4	861,677	617,597

		995,289	801,345

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		9,199,049	5,822,655

TOTAL		$10,194,338	$6,624,000

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2008	2007
Royalty Income		$28,420,792	$16,710,605
Interest Income		75,964	94,142

Total		28,496,756	16,804,747
General and administrative expenses		(471,669)	(440,303)

Distributable Income		$28,025,087	$16,364,444

Distributable Income per unit (14,579,345 units)	1,3,5	$1.92	$1.12

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2008	2007
Royalty Income		$70,332,285	$44,082,218
Interest Income		224,594	251,961

Total		70,556,879	44,334,179
General and administrative expenses		(1,704,028)	(1,679,389)

Distributable Income		$68,852,851	$42,654,790

Distributable Income per unit (14,579,345 units)	1,3,5	$4.72	$2.93

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2008	2007
Trust corpus, beginning of period		$5,822,655	$4,998,409
Amortization of royalty interests		(75,743)	(85,215)
Distributable income		68,852,851	42,654,790
Distributions	3	(65,400,714)	(40,532,772)

Trust corpus, end of period		$9,199,049	$7,035,212

Distributions per unit (14,579,345 units)	3	$4.49	$2.78

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2008, no impairment is required.

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2008, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
October 3	October 15	October 29	$.58396
November 5	November 17	November 28	.65309

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2008.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2008 was $28,025,087, or $1.92 per unit. Royalty income for the three months ended September 30, 2008 amounted to $28,420,792 while interest income was $75,964. General and administrative expenses totaled $471,669 for the three months ended September 30, 2008.

     Distributions during the period were $.55702, $.68973, and $.64875 per Unit payable to Unit holders of record on July 15, August 15, and September 15, 2008, respectively.

     Royalty income for the quarter ended September 30, 2008 increased approximately $11,710,000 or 70% compared with the third quarter of 2007. This increase was caused by increases in the prices of both oil and natural gas, offset somewhat by decreases in the production of both oil and natural gas. Compared to the preceding quarter ended June 30, 2008, royalty income increased approximately $5,365,000, or 23%, due to increases in the production of natural gas as well as increases in the prices of both oil and natural gas. These increases were offset somewhat by a decrease in the production of oil. Royalty income for the nine months ended September 30, 2008 increased approximately $26,250,000 or 60% compared with the nine months ended September 30, 2007, due mainly to increases in the prices of both oil and natural gas, as well as an increase in the production of natural gas. These increases were tempered by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2008	2007	2008
Production
Oil (Bbls)	108,580	129,086	122,930
Gas (Mcfs)	1,577,361	1,747,609	1,529,748

Average Price
Oil (per Bbl)	$119.57	$58.00	$98.36
Gas (per Mcf)	$10.78	$6.10	$8.27

	Nine-Months Ended
	September 30, 2008		September 30, 2007
Production
Oil (Bbls)	341,812		357,730
Gas (Mcfs)	4,758,778		4,448,769

Average Price
Oil (per Bbl)	$101.07		$53.86
Gas (per Mcf)	$8.52		$6.47

     Gas revenues received for the three months ended September 30, 2008, related primarily to production for April 2008 through June 2008. The average price of gas as reported by the Henry Hub for the same time period was $10.27 per Mcf. The average price of gas for the Henry Hub was $8.74 per Mcf for January 2008 through September 2008. Oil revenues for the three months ended September 30, 2008 related primarily to production for May 2008 through July 2008. The average price of oil as reported by Nymex for that time period was $130.92 per barrel. The average price of oil was $113.11 per barrel for January 2008 through September 2008. The price of oil and natural gas has been very volatile, due to economic pressures and unrest in the middle east. As of October 22, 2008, the average price of natural gas for the Henry Hub was $6.16 per Mcf and the average price of oil reported by Nymex was $70.89 per barrel, significantly lower than the actual prices received for the third quarter. Pricing continues to show signs of fluctuation. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended September 30, 2008 decreased approximately $18,200 compared with the third quarter of 2007. Compared to the preceding quarter ended June 30, 2008, interest income increased approximately $8,700. Interest income for the nine months ended September 30, 2008 decreased approximately $27,400 compared to the same time period in 2007. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended September 30, 2008 increased by approximately $31,400 compared to the same quarter of 2007 primarily due to increases in escrow agent/trustee fees, legal fees and the timing of transfer agent fees of approximately $11,000, $22,600 and $10,400, respectively. Offsetting the increases were decreases in the timing of unit holder information and tax reporting services of approximately $7,900 and $5,400, respectively. Compared to the previous quarter ended June 30, 2008, general and administrative expenses decreased approximately $204,700. This decrease was primarily due to the timing of annual payments for printing services, engineering services, tax reporting services, and unitholder information services of approximately $90,000, $82,300, $20,700, and $18,900, respectively. Offsetting these decreases somewhat were increases in the timing of expenses for transfer agent services and an increase in legal fees of $16,400 and $17,500, respectively. General and administrative expenses for the nine months ended September 30, 2008 increased approximately $24,600 compared to the same time period in 2007, due mainly to increases in escrow agent/trustee fees, legal fees, and the timing of tax reporting services of $28,700, $39,400 and $4,300, respectively. These increases were offset somewhat by a decrease in unitholder information services of approximately $50,500.

     In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. This refund represented taxes that were withheld from the proceeds of production from the Royalty properties and remitted to the State of New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual unit holders. Therefore the State of New Mexico refunded the withheld taxes, and the refund was included as royalty income in the Trust’s September 2008 distribution.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2008.

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

Date: November 7, 2008

     (The Trust has no directors or executive officers.)