Form 10-K
period 2008-12-31
SABINE ROYALTY TRUST
filed 2009-03-02
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act). Yes ☐   No ☒

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $994 million.

     At March 2, 2009, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2008 were $2,171,049 of which, pursuant to the terms of the Trust Agreement, $331,898 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $995,680 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 2, 2009, there were 14,579,345 Units outstanding.

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

BNY Mellon Shareowner Services serves as transfer agent and registrar for the Units.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Transferees of Units transferred after October 11, 1990, may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Royalty Properties generate gross income.

If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under section 611 of the Internal Revenue Code (the “Code”) (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

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

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust. Unit holders itemizing deductions will also be subject to limitations on taking such deductions if the Unit holder’s adjusted gross income exceeds a threshold amount, which is $159,950 for 2008 and $166,800 for 2009 (if married, filing jointly).

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

Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax is a significant change in Texas tax law. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity”. Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. This revenue would be sourced to Texas under Texas Comptroller guidance that provides such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $58.35 in 2007 to $97.32 in 2008. The Trustee believes that the international instability all year coupled with increasing global demand and supply shortage concerns early in the year along with inadequate sour crude refining capacity led to the increase in the price of oil. At times in 2008 oil prices soared to above $147 per barrel. By the fall of 2008, oil prices began to fall sharply as concerns about the recession and tighter credit markets caused demand to decline significantly.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2008 on natural gas volumes sold of $8.45 per Mcf represented a significant increase from the $6.34 per Mcf received in 2007, due largely to an absence of hurricane activity in the Gulf of Mexico in 2007. Gas prices began to rebound in late 2007. Due to tighter storage levels and higher oil prices in the first part of 2008, gas prices increased to record levels of over $12 per Mcf. Gas prices began to decline in the fall of 2008 due to concerns of oversupply and falling demand because of the deepening recession.

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

Cash held by the Trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks related to the creditworthiness of third parties.

Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unit holders is invested in Bank of America certificates of deposit which are backed by the good faith of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of the crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2008.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2008.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2009 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244

February 18, 2009

Bank of America N.A.
P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2009, of certain royalty interests owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust.

Information used in the preparation of this report was obtained from Bank of America, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2008 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. It was not considered necessary to make a field examination of the physical condition and operation of the properties in which the Trust owns interests.

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

Reserves estimated in this report are expressed as gross and net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2008. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting royalties and other interests held by others. Gas volumes shown herein are sales-gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

The development status shown herein represents the status applicable on January 1, 2009. In the preparation of this study, data available from wells drilled on the appraised properties through October 31, 2008, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2009, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of

January 1, 2009. In some fields, this required that the production rates be estimated for up to 4 months, since production data were available only through August 2008.

Estimated net proved reserves, as of January 1, 2009, attributable to the Trust from the properties appraised are summarized in thousands of barrels (Mbbl) or millions of cubic feet (MMcf) as follows:

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	79	3	0	0
Louisiana	49	453	0	0
Mississippi	121	1,787	26	350
New Mexico	394	2,744	0	0
Oklahoma	502	9,884	0	0
Texas	4,135	20,700	565	1,298

Total	5,280	35,571	591	1,648

Revenue values in this report are expressed in terms of estimated future net revenue and present worth of future net revenue. These values are based on the continuation of prices in effect on January 1, 2009. Future gross revenue is defined as that revenue to be realized from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance and ad valorem taxes from the future gross revenue. Present worth of future net revenue is calculated by discounting the future net revenue at the arbitrary rate of 10 percent per year compounded monthly over the expected period of realization.

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The initial and future prices used in this report are adjusted to prices on January 1, 2009, based on receipts by the Trust in November 2008. The assumptions used for estimating future prices and expenses are as follows:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices, based on receipts by the Trust in November 2008, were furnished by Bank of America. These prices were adjusted to the NYMEX posted prices for oil of $44.60 per barrel and for gas of $5.63 per million British thermal units and were held constant for the lives of the properties.

Various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were then applied to the above prices, respectively, to reflect the net wellhead prices anticipated to be received by each property. The weighted average prices over the lives of the properties were $42.67 per barrel of oil and $5.099 per thousand cubic feet of gas.

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

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2009, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue (M$)

2009	36,793
2010	32,277
2011	28,780

Subtotal	97,850
Remaining	288,500

Total	386,350

The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2009, is estimated to be M$189,200.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2009 will be approximately $2,450,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $305,590,383 at January 1, 2008 to $178,799,307 at January 1, 2009. This decrease resulted primarily from the gas prices used in the calculation of such amount, from $6.27 per Mcf of gas at January 1, 2008 to $5.10 per Mcf of gas at January 1, 2009, along with a decrease in the price of oil from $88.49 per barrel of oil at January 1, 2008 to $42.67 per barrel of oil at January 1, 2009.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2009, NYMEX posted oil prices were approximately $34.93 per barrel, which compared to the posted price of $44.60 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a lower standardized measure of discounted future net cash flows for oil. As of February 17, 2009, NYMEX posted gas prices were $4.20 per million British thermal units. The use of such price, as compared to the posted price of $5.63 per million British thermal units, used to calculate the future net revenue to the Trust’s proved developed reserves would result in a lower standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions
2008	High	Low	per Unit

First Quarter	$53.25	$38.50	$1.18703
Second Quarter	70.75	48.65	1.40332
Third Quarter	70.28	50.75	1.89550
Fourth Quarter	57.73	35.34	1.55033

	Sales Price		Distributions
2007	High	Low	per Unit

First Quarter	$43.50	$38.69	$0.81313
Second Quarter	44.63	40.81	0.93571
Third Quarter	44.25	38.78	1.03131
Fourth Quarter	52.04	42.23	1.07033

At February 18, 2009, there were 14,579,345 Units outstanding and approximately 1,727 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2008	2007	2006	2005	2004

Royalty Income	$90,886,060	$58,910,367	$61,608,030	$54,594,978	$42,338,724
Distributable Income	89,008,982	57,059,819	59,830,843	52,680,811	40,587,685
Distributable Income per Unit	6.11	3.91	4.10	3.61	2.78
Total Assets at Year End	7,118,136	6,624,000	5,370,010	7,371,124	4,912,815
Distributions per Unit	6.04	3.85	4.24	3.43	2.79

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2007 and 2008.

Net royalty income during 2008 increased approximately $31,976,000, or 54.3 percent, compared to 2007 net royalty income, which had decreased approximately $2,698,000, or 4.4 percent, from 2006 net royalty income.

Revenues generated by sales of oil and gas increased in 2008 from 2007 as a result of higher gas and oil prices and increased gas volumes. Oil volumes were essentially flat between 2008 and 2007, down less than one percent.

Gas volumes increased from 6,004,149 thousand cubic feet (“Mcf”) in 2007 to 6,372,568 Mcf in 2008 after increasing from 5,501,450 Mcf in 2006. The average price per Mcf of gas received by the Trust increased from $6.34 in 2007 to $8.45 in 2008 after decreasing from $7.19 per Mcf in 2006. The Trustee believes that normal market forces and international instability aided in the rebound of prices late in 2007 following a period of lower prices earlier in 2007 due largely to an absence of hurricane activity in the Gulf of Mexico in 2007. Due to tighter storage levels and higher oil prices in the first part of 2008, gas prices increased to record levels of over $12 per Mcf. Gas prices began to decline in the fall of 2008 due to concerns of oversupply and falling demand because of the deepening recession.

Oil volumes sold decreased to 465,310 barrels in 2008 from 469,083 barrels in 2007, having decreased from 503,048 barrels in 2006. The effect of this volume decrease was offset by an increase in the average price per barrel received by the Trust to $97.32 in 2008 from $58.35 in 2007, which was an increase from $54.71 in 2006. The Trustee believes that the international instability all year coupled with increasing global demand, and supply shortage concerns along with inadequate sour crude refining capacity led to the increase in the price of oil. At times in 2008 oil prices soared to above $147 per barrel. By the fall of 2008, oil prices began to fall sharply as concerns about the recession and tighter credit markets caused demand to decline significantly.

Interest income decreased to $294,000 in 2008 from $347,000 in 2007, which decreased from $350,000 in 2006. Changes in interest income are the result of changes in interest rates and funds available for investment. General and administrative expenses decreased to $2,171,000 in 2008 from $2,198,000 in 2007 due mainly to decreases in Unit holder information services, printing fees, professional services and escrow agent/trustee fees of approximately $85,000, $15,000, $6,000 and $4,000, respectively. These decreases were offset somewhat by increases in legal services, transfer agent fees, tax reporting services and audit fees of $61,000, $10,000, $8,000 and $2,000, respectively. General and administrative expenses increased to $2,198,000 in 2007 compared to $2,127,000 in 2006 due mainly to increases in the escrow agent/trustee fees, printing fees, and Unit holder information services of approximately $63,000, $24,000, and $43,000, respectively. These increases were tempered by decreases in legal services, and the timing of audit fees of approximately $29,000 and $20,000, respectively.

In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2006, December 2007, and September 2008 distributions.

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

4.  Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2008.

New Accounting Pronouncements

New Accounting Standards

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2006 and 2008. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2008	$97.32	$8.45
2007	58.35	6.34
2006	54.71	7.19

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

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust at December 31, 2008 and 2007, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Dallas, TX
February 25, 2009

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2008	2007

Assets
Cash and short-term investments	$6,383,892	$5,796,869
Royalty interests in oil and gas properties less accumulated amortization of $21,660,941(2008) and $21,568,054 (2007)	734,244	827,131

Total	$7,118,136	$6,624,000

Liabilities and Trust Corpus
Trust expenses payable	$143,197	$183,748
Other payables (Note 4)	239,674	617,597

Total liabilities	382,871	801,345
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	6,735,265	5,822,655

Total	$7,118,136	$6,624,000

Statements of Distributable Income

	Year Ended December 31,
	2008	2007	2006

Royalty Income	$90,886,060	$58,910,367	$61,608,030
Interest Income	293,971	347,199	349,941

Total	91,180,031	59,257,566	61,957,970
General and administrative expenses (Note 6)	2,171,049	2,197,747	2,127,128

Distributable income	$89,008,982	$57,059,819	$59,830,843

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1)	$6.11	$3.91	$4.10

Distributions per unit (Note 3)	$6.04	$3.85	$4.24

Statements of Changes in Trust Corpus

	2008	2007	2006

Trust corpus, beginning of year	$5,822,655	$4,998,409	$7,046,252
Amortization of royalty interests	(92,887)	(98,090)	(110,081)
Distributable income	89,008,982	57,059,819	59,830,843
Distributions to unit holders (Note 3)	(88,003,485)	(56,137,483)	(61,768,605)

Trust corpus, end of year	$6,735,265	$5,822,655	$4,998,409

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In October 2006, the Trust received refunds from the States of Oklahoma and New Mexico in the amounts of $719,701 and $266,543, respectively. In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s October 2006, December 2007, and September 2008 distributions.

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

4. Other Payables

Other payables consist of the following:

December 31,	2008	2007
Royalty receipts in suspense pending verification of ownership interest or title	$239,674	$617,597

Total	$239,674	$617,597

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2008, the Trust declared the following distributions:

			Distribution per
Notification Date	Monthly Record Date	Payment Date	Unit
January 5, 2009	January 15, 2009	January 29, 2009	$.41550
February 5, 2009	February 17, 2009	February 27, 2009	$.25441

6.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2008	2007	2006

Trustee’s fee	$331,898	$332,928	$317,251
Escrow agent’s fee	995,680	998,758	951,740
Professional fees	385,595	318,231	371,752
Unit holders’ services fees	326,439	416,354	355,154
Other	131,437	131,476	131,231

Total General and Administrative Expenses	2,171,049	2,197,747	2,127,128

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2008 and 2007 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
2008	Income	Income	Income per Unit

First Quarter	$18,856	$18,382	$1.26
Second Quarter	23,055	22,446	1.54
Third Quarter	28,421	28,025	1.92
Fourth Quarter	20,554	20,156	1.39

	$90,886	$89,009	$6.11

	Royalty	Distributable	Distributable
2007	Income	Income	Income per Unit

First Quarter	$12,802	$12,314	$0.84
Second Quarter	14,569	13,977	0.96
Third Quarter	16,711	16,364	1.12
Fourth Quarter	14,828	14,405	0.99

	$58,910	$57,060	$3.91

8. Supplemental Oil and Gas Information (Unaudited)

Reserve Quantities

Information regarding estimates of the proved oil and gas reserves attributable to the Trust are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2006	6,268	36,402
Revisions of previous statements	86	4,450
Production	(464)	(4,584)

December 31, 2006	5,890	36,268
Revisions of previous statements	959	4,447
Production	(424)	(4,900)

December 31, 2007	6,425	35,815
Revisions of previous statements	(168)	6,261
Production	(387)	(4,856)
December 31, 2008	5,870	37,220

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2006	6,197	36,172
December 31, 2006	5,787	35,333
December 31, 2007	5,820	34,437
December 31, 2008	5,279	35,572

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon current (at year end) oil and gas prices ($42.67 per bbl and $5.10 per Mcf, respectively) and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2008	2007	2006

Future net cash inflows	$386,350	$675,878	$426,723
Discount of future net cash flows @ 10%	(197,150)	(353,400)	(214,561)

Standardized measure of discounted future net cash inflows	$189,200	$322,478	$212,162

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Standardized measure of discounted future net cash flows, January 1,	$322,478	$212,162	$287,777
Royalty income, net of severance and ad valorem taxes	(90,886)	(58,910)	(61,608)
Changes in prices, net of related costs	(103,460)	90,510	(52,702)
Revisions of previous estimates and other	28,820	57,500	9,917
Accretion of discount	32,248	21,216	28,778

Standardized measure of discounted future net cash flows, December 31,	$189,200	$322,478	$212,162

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2009, the NYMEX posted oil price was approximately $34.93 per barrel, which compared to the December 2008 posted price of $44.60 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a lower standardized measure of discounted future net cash flows for oil. As of February 17, 2009, the NYMEX posted gas price was $4.20 per million British thermal units. The use of such price, as compared to the December 2008 posted price of $5.63 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a lower standardized measure of discounted future net cash flows for gas.

9. Texas Margin Tax

Effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The tax generally will be imposed on gross revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a passive entity. Since the Trust is exempt from the Texas margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the Texas margin tax would generally include its share of the Trust’s revenue in its margin tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2008. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2008, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2008 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2008, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements

DELOITTE & TOUCHE LLP

Dallas, TX
February 25, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

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

Audit Committee.  The Trust has no directors and therefore has no audit committee or audit committee financial expert.

Nominating Committee.  The Trust has no directors and therefore has no nominating committee.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. As of February 18, 2009 there were no Unit holders known to the Trustee to be beneficial owners of more than 5% of the outstanding Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 10, 2009 an aggregate of 246,432 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 204,465 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007

Audit fees	$139,000	$137,000
Audit-related fees	$0	$0
Tax fees	$40,786	$32,843
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2008 and 2007

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2008

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2008

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 2, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 17, 2009 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2008.
(99.2)		—	Report dated February 27, 2009 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice-President

Date: March 2, 2009

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number			Description

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 2, 2009 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 17, 2009 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2008.
(99.2)		—	Report dated February 27, 2009 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.