Form 10-Q
period 2009-03-31
SABINE ROYALTY TRUST
filed 2009-05-01
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of units of beneficial interest outstanding at May 1, 2009: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2008 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2009, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2009, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with the basis of accounting described in Note 2.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 25, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Dallas, TX
May 1, 2009

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		March 31,	December 31,
	Note	2009	2008
Assets
Cash and short-term investments		$4,639,696	$6,383,892
Royalty interests in oil and gas properties (less accumulated amortization of $21,683,213 and $21,660,941 at March 31, 2009 and December 31, 2008)		711,972	734,244

TOTAL		$5,351,668	$7,118,136

Liabilities and Trust Corpus
Trust expenses payable		$211,209	$143,197
Other payables	4	1,009,332	239,674

		1,220,541	382,871
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,131,127	6,735,265

TOTAL		$5,351,668	$7,118,136

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2009	2008
Royalty Income		$10,876,919	$18,856,155
Interest Income		19,155	81,376

Total		10,896,074	18,937,531
General and administrative expenses		(619,558)	(556,031)

Distributable Income		$10,276,516	$18,381,500

Distributable Income per unit (14,579,345 units)	1,3,5	$.70	$1.26

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2009	2008
Trust corpus, beginning of period		$6,735,265	$5,822,655
Amortization of royalty interests		(22,272)	(25,733)
Distributable income		10,276,516	18,381,500
Distributions	3	(12,858,382)	(17,306,121)

Trust corpus, end of period		$4,131,127	$6,872,301

Distributions per unit (14,579,345 units)	3	$.88	$1.19

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

     In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Trust’s reported financial position or distributable income.

     Use of Estimates

     The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2009, no impairment is required.

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

     In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have an effect on the Trust’s financial statements.

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
      Effective January 1, 2008, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. The Texas margin tax is a significant change in Texas tax law. The tax generally will be imposed on gross revenues in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity.” Since the Trust is exempt from the margin tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the Texas margin tax would generally include its share of the Trust’s revenue in its own Texas margin tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.
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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2009, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
April 3	April 15	April 29	$.23787

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2009.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2009 was $10,276,516, or $0.70 per unit. Royalty income for the three months ended March 31, 2009 amounted to $10,876,919 while interest income was $19,155. General and administrative expenses totaled $619,558 for the three months ended March 31, 2009.

     Distributions during the period were $.41550, $.25441, and $.21205 per Unit payable to Unit holders of record on January 15, February 17, and March 16, 2009, respectively.

     Royalty income for the quarter ended March 31, 2009 decreased approximately $7,979,000 or 42% compared with the first quarter of 2008. This decrease was caused by decreases in the production of both oil and natural gas as well as decreases in the price of both oil and natural gas. Compared to the preceding quarter ended December 31, 2008, royalty income decreased approximately $9,677,000, or 47%, due to decreases in the production of both oil and natural gas as well as decreases in the prices of both oil and natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2009	2008	2008
Production
Oil (Bbls)	104,171	110,302	123,499
Gas (Mcfs)	1,572,366	1,651,669	1,613,790

Average Price
Oil (per Bbl)	$39.13	$85.89	$86.95
Gas (per Mcf)	$5.00	$6.60	$8.12

Gas revenues received for the three months ended March 31, 2009, related primarily to production for October 2008 through December 2008. The average price of gas as reported by the Henry Hub for the same time period was $5.77 per Mcf. The average price of gas for the Henry Hub was $4.50 per Mcf for January 2009 through March 2009. Oil revenues for the three months ended March 31, 2009 related primarily to production for November 2008 through January 2009. The average price of oil as reported by Nymex for that time period was $46.98 per barrel. The average price of oil was $43.22 per barrel for January 2009 through March 2009. As of April 22, 2009, the average price of gas for the Henry Hub was $3.16 per Mcf and the average price of oil reported by Nymex was $46.51 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

     Interest income for the quarter ended March 31, 2009 decreased approximately $62,200 compared with the first quarter of 2008. Compared to the preceding quarter ended December 31, 2008, interest income decreased approximately $50,200. Changes in interest income are the result of changes in interest rates and funds available for investment.

     General and administrative expenses for the quarter ended March 31, 2009 increased by approximately $63,500 compared to the same quarter of 2008 primarily due to increases in professional fees, printing expenses and unitholder information services fees of approximately $12,400, $27,700 and $25,400, respectively. Offsetting the increases was a decrease in escrow agent/trustee fees of approximately $3,600. Compared to the previous quarter ended December 31, 2008, general and administrative expenses increased approximately $152,500. This increase was primarily due to the timing of annual payments in the first quarter such as the annual New York Stock Exchange listing fee and expenses related to the printing and mailing of annual tax information of approximately $38,000 and $61,000, respectively; along with increases in the timing of invoices for auditing fees of approximately $43,000. Escrow agent/trustee fees also increased approximately $27,600. Offsetting these increases somewhat was a decrease in the timing of the receipt of fees for ad valorem tax rendition services of approximately $19,000.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2009.

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

Pending Securities and Exchange Commission Rule
     In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on the Trust’s reported financial position or distributable income.

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

In April 2009, the FASB issued FSP FAS115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have an effect on the Trust’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Trust invests in no derivative financial instruments, and has no foreign operations or long-term debt instruments. Other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. Currently, such funds are invested in Bank of America certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each Unit holder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. See “Item1A — Risk Factors — Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.
Cash held by the trustee is not fully insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.
     Currently, cash held by the trustee as a reserve for liabilities and for the payment of expenses and distributions to unitholders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The trust does not lend money and has limited ability to borrow money, which the trustee believes limits the trust’s risk from the current tightening of credit markets. The trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the trust makes with the SEC.

Items 2-5 not applicable.

Item 6. Exhibits.

Exhibit Number and Description

4(a)*	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined by InterFirst Bank Dallas, N.A., as trustee.

(31) Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE ROYALTY TRUST
By:	Bank of America, N.A. Trustee
By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Trust Administrator

Date: May 1, 2009

     (The Trust has no directors or executive officers.)