Form 10-Q
period 2009-06-30
SABINE ROYALTY TRUST
filed 2009-08-10
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of units of beneficial interest outstanding at August 10, 2009: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2008 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2009, the distributable income for the three-month and the six-month periods ended June 30, 2009 and 2008 and the changes in trust corpus for the six-month periods ended June 30, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2009, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2009 and 2008 and changes in trust corpus for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Dallas, TX
August 10, 2009

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		June 30,	December 31,
	Note	2009	2008
Assets
Cash and short-term investments		$4,790,549	$6,383,892
Royalty interests in oil and gas properties (less accumulated amortization of $21,704,451 and $21,660,941 at June 30, 2009 and December 31, 2008)		690,734	734,244

TOTAL		$5,481,283	$7,118,136

Liabilities and Trust Corpus
Trust expenses payable		$227,514	$143,197
Other payables	4	381,345	239,674

		608,859	382,871

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,872,424	6,735,265

TOTAL		$5,481,283	$7,118,136

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2009	2008
Royalty Income		$10,638,257	$23,055,338
Interest Income		1,463	67,254

Total		10,639,720	23,122,592
General and administrative expenses		(690,610)	(676,328)

Distributable Income		$9,949,110	$22,446,264

Distributable Income per unit (14,579,345 units)	1,3,5	$.68	$1.54

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2009	2008
Royalty Income		$21,515,176	$41,911,493
Interest Income		20,618	148,630

Total		21,535,794	42,060,123
General and administrative expenses		(1,310,168)	(1,232,359)

Distributable Income		$20,225,626	$40,827,764

Distributable Income per unit (14,579,345 units)	1,3,5	$1.39	$2.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2009	2008
Trust corpus, beginning of period		$6,735,265	$5,822,655
Amortization of royalty interests		(43,510)	(50,952)
Distributable income		20,225,626	40,827,764
Distributions	3	(22,044,957)	(37,765,586)

Trust corpus, end of period		$4,872,424	$8,833,881

Distributions per unit (14,579,345 units)	3	$1.51	$2.59

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2009, no impairment is required.

     New Accounting Standards

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

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the Trust’s financial statements.

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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2009, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
July 3	July 15	July 29	$.29014
August 5	August 17	August 31	$.19117

     Subsequent events have been evaluated through August 10, 2009, the date of issuance of these condensed financial statements.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2009.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2009 was $9,949,110, or $0.68 per unit. Royalty income for the three months ended June 30, 2009 amounted to $10,638,257 while interest income was $1,463. General and administrative expenses totaled $690,610 for the three months ended June 30, 2009.
     Distributions during the period were $.23787, $.20948, and $.18276 per Unit payable to Unit holders of record on April 15, May 15, and June 15, 2009, respectively.

     Royalty income for the quarter ended June 30, 2009 decreased approximately $12,417,000 or 54% compared with the second quarter of 2008. This decrease was caused by decreases in the production of both oil and natural gas as well as decreases in the price of both oil and natural gas. Compared to the preceding quarter ended March 31, 2009, royalty income decreased approximately $239,000, or 2%, due to a decrease in the production and pricing of natural gas offset somewhat by an increase in the production and pricing of oil. Royalty income for the six months ended June 30, 2009 decreased $20,396,000, or 49%, due mainly to decreases in the prices of both oil and natural gas as well as decreases in the production of both oil and natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2009	2008	2009
Production
Oil (Bbls)	118,258	122,930	104,171
Gas (Mcfs)	1,385,889	1,529,748	1,572,366

Average Price
Oil (per Bbl)	$41.36	$98.36	$39.13
Gas (per Mcf)	$3.87	$8.27	$5.00

	Six-Months Ended
	June 30, 2009	June 30, 2008
Production
Oil (Bbls)	222,429	233,232
Gas (Mcfs)	2,958,254	3,181,417

Average Price
Oil (per Bbl)	$40.31	$92.46
Gas (per Mcf)	$4.47	$7.41
     Gas revenues received for the three months ended June 30, 2009, related primarily to production for January 2009 through March 2009. The average price of gas as reported by the Henry Hub for the same time period was $4.05 per Mcf. The average price of gas for the Henry Hub was $3.75 per Mcf for January 2009 through June 2009. Oil revenues for the three months ended June 30, 2009 related primarily to production for February 2009 through April 2009. The average price of oil as reported by Nymex for that time period was $45.60 per barrel. The average price of oil was $51.54 per barrel for January 2009 through June 2009. As of July 22, 2009, the average price of gas for the Henry Hub was $3.33 per Mcf and the average price of oil reported by Nymex was $64.72 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended June 30, 2009 decreased approximately $65,800 compared with the second quarter of 2008. Compared to the preceding quarter ended March 31, 2009, interest income decreased approximately $17,700. Interest income for the six months ended June 30, 2009 decreased approximately $128,000 compared to the same time period in 2008. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended June 30, 2009 increased by approximately $14,300 compared to the same quarter of 2008 primarily due to increases in transfer agent fees, professional fees pertaining to compliance, legal fees and electronic processing fees of approximately $7,000, $7,800 and $23,500, and $5,500, respectively. There was also an increase in the timing of invoices for unitholder information services of approximately $31,300. Offsetting these increases were decreases in the escrow agent/trustee fees of approximately $18,400 and a decrease due to the timing of invoices in printing expenses of approximately $45,200. Compared to the previous quarter ended March 31, 2009, general and administrative expenses increased approximately $71,100. This increase was primarily due to the timing of annual payments in the second quarter such as engineering reserve report and expenses related to the printing and mailing of annual report on Form 10-K of approximately $84,100 and $34,600, respectively; along with increases in the escrow agent/trustee fees as well as increases due to the timing of tax reporting expenses of approximately $8,100 and $9,900, respectively. Offsetting these increases somewhat was a decrease in the timing of the receipt of fees for professional services related to Sarbanes-Oxley compliance and auditing services of approximately $18,300 and $43,000, respectively.
     General and administrative expenses for the six months ended June 30, 2009 increased approximately $77,800 compared to the same time period in 2008, due mainly to increases in the transfer agent fees, professional fees, legal fees and unitholder information services of $6,200, $15,600, $28,100 and $56,600, respectively. These increases were were offset somewhat by decreases in escrow agent/trustee fees and printing expenses of approximately $22,000 and $17,500, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2009.

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

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this statement did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in the Trust’s third quarter 2009 financial statements. This will not have an impact to the Trust’s financial statements.

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

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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
     Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unit holders is invested in Bank of America, N.A. certificates of deposit which are backed by the good faith and credit of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each Unit holder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.

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

Date: August 10, 2009

     (The Trust has no directors or executive officers.)