Form 10-Q
period 2009-09-30
SABINE ROYALTY TRUST
filed 2009-10-30
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Number of units of beneficial interest outstanding at October 30, 2009: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2008 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2009, the distributable income for the three-month and the nine-month periods ended September 30, 2009 and 2008 and the changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2009, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2009 and 2008 and changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Dallas, TX
October 30, 2009

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		September 30,	December 31,
	Note	2009	2008
Assets
Cash and short-term investments		$3,915,653	$6,383,892
Royalty interests in oil and gas properties (less accumulated amortization of $21,724,458 and $21,660,941 at September 30, 2009 and December 31, 2008, respectively)		670,727	734,244

TOTAL		$4,586,380	$7,118,136

Liabilities and Trust Corpus
Trust expenses payable		$130,794	$143,197
Other payables	4	287,275	239,674

		418,069	382,871

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,168,311	6,735,265

TOTAL		$4,586,380	$7,118,136

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2009	2008
Royalty Income		$10,239,252	$28,420,792
Interest Income		650	75,964

Total		10,239,902	28,496,756
General and administrative expenses		(455,455)	(471,669)

Distributable Income		$9,784,447	$28,025,087

Distributable Income per unit (14,579,345 units)	1,3,5	$.67	$1.92

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2009	2008
Royalty Income		$31,754,428	$70,332,285
Interest Income		21,268	224,594

Total		31,775,696	70,556,879
General and administrative expenses		(1,765,623)	(1,704,028)

Distributable Income		$30,010,073	$68,852,851

Distributable Income per unit (14,579,345 units)	1,3,5	$2.06	$4.72

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2009	2008
Trust corpus, beginning of period		$6,735,265	$5,822,655
Amortization of royalty interests		(63,517)	(75,743)
Distributable income		30,010,073	68,852,851
Distributions	3	(32,513,510)	(65,400,714)

Trust corpus, end of period		$4,168,311	$9,199,049

Distributions per unit (14,579,345 units)	3	$2.23	$4.49

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2009, no impairment is required.

     New Accounting Standards

     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2009, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
October 2	October 15	October 29	$.24321

     Subsequent events have been evaluated through October 30, 2009, the date of issuance of these condensed financial statements.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2009.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2009 was $9,784,447, or $0.67 per unit. Royalty income for the three months ended September 30, 2009 amounted to $10,239,252 while interest income was $650. General and administrative expenses totaled $455,455 for the three months ended September 30, 2009.
     Distributions during the period were $.29014, $.19117, and $.23673 per Unit payable to Unit holders of record on July 15, August 17, and September 15, 2009, respectively.

     Royalty income for the quarter ended September 30, 2009 decreased approximately $18,182,000 or 64% compared with the third quarter of 2008. This decrease was caused by decreases in the production of both oil and natural gas as well as decreases in the price of both oil and natural gas. Compared to the preceding quarter ended June 30, 2009, royalty income decreased approximately $399,000, or 4%, due to a decrease in the production of both oil and natural gas along with a decrease in the pricing of natural gas, offset somewhat by an increase in the price of oil. Royalty income for the nine months ended September 30, 2009 decreased approximately $38,578,000, or 55%, due mainly to decreases in the prices of both oil and natural gas as well as decreases in the production of both oil and natural gas.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2009	2008	2009
Production
Oil (Bbls)	103,963	108,580	118,258
Gas (Mcfs)	1,350,137	1,577,361	1,385,889

Average Price
Oil (per Bbl)	$59.30	$119.57	$41.36
Gas (per Mcf)	$3.45	$10.78	$3.87

		Nine-Months Ended
		September 30, 2009	September 30, 2008
Production
Oil (Bbls)		326,392	341,812
Gas (Mcfs)		4,308,391	4,758,778

Average Price
Oil (per Bbl)		$46.36	$101.07
Gas (per Mcf)		$4.15	$8.52
     Gas revenues received for the three months ended September 30, 2009, related primarily to production for April 2009 through June 2009. The average price of gas as reported by the Henry Hub for the same time period was $3.44 per Mcf. The average price of gas for the Henry Hub was $3.52 per Mcf for January 2009 through September 2009. Oil revenues for the three months ended September 30, 2009 related primarily to production for May 2009 through July 2009. The average price of oil as reported by Nymex for that time period was $64.28 per barrel. The average price of oil was $57.34 per barrel for January 2009 through September 2009. As of October 16, 2009, the average price of gas for the Henry Hub was $4.03 per Mcf and the average price of oil reported by Nymex was $77.58 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended September 30, 2009 decreased approximately $75,300 compared with the third quarter of 2008. Compared to the preceding quarter ended June 30, 2009, interest income decreased approximately $800. Interest income for the nine months ended September 30, 2009 decreased approximately $203,300 compared to the same time period in 2008. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended September 30, 2009 decreased by approximately $16,200 compared to the same quarter of 2008 primarily due to decreases in escrow agent/trustee fees and legal fees of approximately $12,100 and $28,100, respectively. These decreases were offset somewhat by increases in transfer agent fees, professional services, electronic processing services and the timing of tax reporting services of $11,100, $4,000, $4,500 and $4,400, respectively. Compared to the previous quarter ended June 30, 2009, general and administrative expenses decreased approximately $235,200. This decrease was primarily due to the timing of annual payments in the second quarter such as the engineering reserve report and expenses related to the printing and mailing of the annual report on Form 10-K of approximately $84,100 and $46,000, respectively; along with decreases in the escrow agent/trustee fee, legal expenses, the timing of unitholder information services, and tax reporting services of $12,900, $34,100, $47,100, and $11,200, respectively.
     General and administrative expenses for the nine months ended September 30, 2009 increased approximately $61,600 compared to the same time period in 2008, due mainly to increases in the transfer agent fees, professional fees, unitholder information services and electronic processing fees of $17,800, $15,000, $59,600 and $11,600, respectively. These increases were offset somewhat by a decrease in escrow agent/trustee fees and the timing of tax reporting services of approximately $34,100 and $4,500, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2009.

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

     New Accounting Standards
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements. Refer to footnote 5 for required disclosures.
     In June 2009, the FASB issued guidance which changes the way entities account for securitizations. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance which changes the way entities account for special-purpose entities. The new standard is effective for the Trust on January 1, 2010 and the adoption is not expected to have a significant impact on the Trust’s financial statements.
     In June 2009, the FASB issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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

Date: October 30, 2009

     (The Trust has no directors or executive officers.)