Form 10-K
period 2009-12-31
SABINE ROYALTY TRUST
filed 2010-03-01
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act). Yes ☐   No ☒

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $646 million.

     At March 1, 2010, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2009 were $2,267,146 of which, pursuant to the terms of the Trust Agreement, $331,519 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $994,537 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2010, there were 14,579,345 Units outstanding.

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

BNY Mellon Shareowner Services served as transfer agent and registrar for the Units until May 31, 2009. Subsequent to that date, American Stock Transfer and Trust Company became transfer agent and registrar for the Units.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Individuals may deduct “miscellaneous itemized deductions” (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust. For the 2009 tax year, Unit holders itemizing deductions will also be subject to limitations on taking such deductions if the Unit holder’s adjusted gross income exceeds $166,800 (if married, filing jointly). However, this limitation on itemized deductions does not apply in the 2010 tax year.

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

Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a margin tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas margin tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas margin tax as “passive entities.” The Trust should be exempt from Texas margin tax as a “passive entity”. Since the Trust should be exempt from Texas margin tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas margin tax would generally be required to include its Texas portion of Trust revenues in its own Texas margin tax computation. This revenue would be sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

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

Prices

Oil

The Trust’s average per barrel oil price decreased from $97.32 in 2008 to $51.38 in 2009. The Trustee believes that decreased demand due to the ongoing recession along with international economic and political uncertainty led to the decrease.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2009 on natural gas volumes sold of $4.00 per Mcf represented a significant decrease from the $8.45 per Mcf received in 2008, due largely to concerns of over supply and falling demand because of the deepening recession.

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

Currently, cash held by the Trustee as a reserve for liabilities and for the payment of expenses and distributions to Unit holders is invested in Bank of America certificates of deposit which are backed by the good faith of Bank of America, N.A., but are only insured by the Federal Deposit Insurance Corporation up to $250,000. Each Unit holder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of the crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas. Information contained in Bank of America, N.A.’s periodic filings with the SEC is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that the Trust makes with the SEC.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2009.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2009.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2010 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Royalty Properties) and provides such information to DeGoyler and MacNaughton, who extrapolates from such information estimates of the reserves attributable to the Royalty Properties based on its expertise in the oil and gas fields where the Royalty Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Paul J. Szatkowski, a Senior Vice President with DeGoyler and MacNaughton, was the primary engineer responsible for the report. Mr. Szatkowski’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244

February 16, 2010

Bank of America N.A.
P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2010, of certain properties owned by Sabine Royalty Trust (the Trust). The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust. Bank of America has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2010. The properties appraised account for 100 percent of the Trust’s proved reserves.

Estimates of proved reserves presented in this report have been prepared in compliance with the regulations promulgated by the United States Securities and Exchange Commission (SEC). These reserves definitions are discussed in detail under the Definition of Reserves heading of this letter.

Reserves included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2009. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others. Gas volumes shown herein are sales-gas volumes and are expressed at a temperature base of 60 degrees Fahrenheit and at the legal pressure base of the state in which the interest is located. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Condensate reserves estimated herein are those to be recovered by normal field separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

Values of proved reserves shown herein are expressed in terms of estimated future gross revenue, future net revenue, and present worth of future net revenue. Future gross revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization.

Estimates of oil, condensate, NGL, and natural gas should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Data used in this report were obtained from reviews with Bank of America personnel, Bank of America files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2009 Petroleum Information/Dwights LLC. During this investigation, we consulted freely with officers and employees of Bank of America and were given access to such accounts, records, geological and engineering reports, and other data as were desired for examination. In the preparation of this report we have relied, without independent verification, upon such information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

Methodology and Procedures

Estimates of reserves were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

When applicable, the volumetric method was used to estimate the original oil in place (OOIP) and the original gas in place (OGIP). Structure and isopach maps were constructed to estimate reservoir volume. Electrical logs, radioactivity logs, core analyses, and other available data were used to prepare these maps as well as to estimate representative values for porosity and water saturation. When adequate data were available and when circumstances justified, material balance and other engineering methods were used to estimate OOIP or OGIP.

Estimates of ultimate recovery were obtained after applying recovery factors to OOIP or OGIP. These recovery factors were based on consideration of the type of energy inherent in the reservoirs, analyses of the petroleum, the structural positions of the properties, and the production histories. When applicable, material balance and other engineering methods were used to estimate recovery factors. An analysis of reservoir performance, including production rate, reservoir pressure, and gas-oil ratio behavior, was used in the estimation of reserves.

For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production or to the limit of the production licenses as appropriate.

The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 39 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. These undeveloped reserves represent only 4 percent of the total net reserves evaluated herein.

Definition of Reserves

Petroleum reserves included in this report are classified as proved. Only proved reserves have been evaluated for this report. Reserves classifications used in this report are in accordance with the reserves definitions of Rules 4 — 10(a) (1) — (32) of Regulation S — X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs consistent with the effective date of this report, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

Proved oil and gas reserves — Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes:

(A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

(iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

(A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Developed oil and gas reserves — Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i) Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

(ii) Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Undeveloped oil and gas reserves — Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

(ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time.

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in [section 210.4 — 10 (a) Definitions], or by other evidence using reliable technology establishing reasonable certainty.

Primary Economic Assumptions

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating existing and future prices and costs:

Oil, Condensate, NGL and Natural Gas Prices

Oil, condensate, NGL and natural gas prices are based on a 12-month average price (NYMEX posted price), calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A NYMEX oil price of $61.04 per barrel and a NYMEX gas price of $3.87 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Bank of America, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The weighted average prices over the lives of the properties were $58.16 per barrel of oil and $3.532 per thousand cubic feet of gas.

Operating Expenses and Capital Costs

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

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2010, estimated oil and gas volumes. The reserves estimated in this report can be produced under current regulatory guidelines.

Summary of Oil and Gas Reserves and Revenue

The estimates of net proved reserves attributable to the Trust from the properties appraised, as of January 1, 2010, are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	38	1	0	0
Louisiana	66	497	2	0
Mississippi	123	1,309	31	336
New Mexico	356	2,409	0	0
Oklahoma	515	8,189	0	0
Texas	4,032	18,820	97	1,377

Total	5,130	31,225	130	1,713

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2010, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Future Net
Revenue
Year Ending December 31	(M$)

2010	33,083
2011	30,123
2012	27,105

Subtotal	90,311
Remaining	275,156

Total	365,467

The present worth, at a discount rate of 10 percent, of future net revenue, as of January 1, 2010, is estimated to be M$177,712.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4 — 10(a) (1) — (32) of Regulation S — X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S — K of the Securities and Exchange Commission; provided, however, (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 39 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This letter report has been prepared at the request of the Trust and should not be used for purposes other than those for which it is intended. DeGolyer and MacNaughton has used all procedures and methods that it considers necessary to prepare this report.

Submitted,

/s/  DeGolyer and MacNaughton
DeGOLYER and MacNAUGHTON
Texas Registered Engineering Firm F-716

/s/ Paul J. Szatkowski, P.E.

Paul J. Szatkowski, P.E.
[SEAL]	Senior Vice President DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1. That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Bank of America dated February 16, 2010, and that I, as Senior Vice President, was responsible for the preparation of this report.

2. That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 35 years of experience in the oil and gas reservoir studies and reserves evaluations.

SIGNED: February 16, 2010

/s/ Paul J. Szatkowski, P.E.

[SEAL]	Paul J. Szatkowski, P.E. Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2010 will be approximately $2,475,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $178,799,307 at January 1, 2009 to $172,071,138 at January 1, 2010. This decrease resulted primarily from the gas prices used in the calculation of such amount, from $5.10 per Mcf of gas at January 1, 2009 to an average price of $3.53 per Mcf of gas at January 1, 2010, along with an increase in the price of oil from $42.67 per barrel of oil at January 1, 2009 to an average price of $58.16 per barrel of oil at January 1, 2010.

Subsequent to year end, the price of both oil and gas continued to fluctate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 22, 2010, NYMEX posted oil prices were approximately $79.81 per barrel, which compared to the average posted price of $61.04 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 22, 2010, NYMEX posted gas prices were $5.04 per million British thermal units. The use of such price, as compared to the average posted price of $3.87 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

Item 4. [Reserved].

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Units are listed and traded on the New York Stock Exchange under the symbol “SBR.” The following table sets forth the high and low sales prices for the Units and the aggregate amount of cash distributions paid by the Trust during the periods indicated.

	Sales Price		Distributions
2009	High	Low	per Unit

First Quarter	$45.22	$27.10	$0.88196
Second Quarter	45.88	35.00	0.63011
Third Quarter	45.55	37.04	0.71804
Fourth Quarter	43.50	38.43	0.56154

	Sales Price		Distributions
2008	High	Low	per Unit

First Quarter	$53.25	$38.50	$1.18703
Second Quarter	70.75	48.65	1.40332
Third Quarter	70.28	50.75	1.89550
Fourth Quarter	57.73	35.34	1.55033

At February 23, 2010, there were 14,579,345 Units outstanding and approximately 1,668 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2009	2008	2007	2006	2005

Royalty Income	$41,491,746	$90,886,060	$58,910,367	$61,608,030	$54,594,978
Distributable Income	39,246,196	89,008,982	57,059,819	59,830,843	52,680,811
Distributable Income per Unit	2.69	6.11	3.91	4.10	3.61
Total Assets at Year End	5,523,658	7,118,136	6,624,000	5,370,010	7,371,124
Distributions per Unit	2.79	6.04	3.85	4.24	3.43

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2008 and 2009.

Net royalty income during 2009 decreased approximately $49,394,000, or 54.3 percent, compared to 2008 net royalty income, which had increased approximately $31,976,000, or 54.3 percent, from 2007 net royalty income.

Revenues generated by sales of oil and gas decreased in 2009 from 2008 as a result of lower gas and oil prices as well as lower gas and oil sales volumes.

Gas volumes decreased from 6,372,568 thousand cubic feet (“Mcf”) in 2008 to 5,798,016 Mcf in 2009 after increasing from 6,004,149 Mcf in 2007. The average price per Mcf of gas received by the Trust decreased from $8.45 in 2008 to $4.03 in 2009 after increasing from $6.34 per Mcf in 2007. The Trustee believes that normal market forces, international in-stability, absence of tropical storms in 2007, along with increased inventory levels due to warmer-than-normal weather resulted in the lower gas prices for 2007. The Trustee also believes that tighter storage levels and higher oil prices in the first part of 2008 caused gas prices to increase to record levels over $12 per Mcf. Gas prices began to decline in the fall of 2008 due to concerns of oversupply and falling demand because of the deepening recession, leading 2008 gas prices to end far below where they began, a trend that continued for most of 2009. Once the economy showed signs of stabilizing in late 2009, gas prices responded favorably. This positive trend is still shaky and the price of natural gas continues to be much lower than the record prices set in 2008.

Oil volumes sold decreased to 432,524 barrels in 2009 from 465,310 barrels in 2008, after having decreased from 469,083 barrels in 2007. The sales price of oil decreased to $51.38 per Bbl in 2009, from $97.32 per Bbl in 2008, which was an increase from $58.35 per Bbl in 2007. Warmer-than-normal weather in 2007, and continued international unrest were the factors for the increase in price for 2007. The price of oil began on a high note in 2008, peaking with summer production. Due to decreasing demand from the tightening of credit markets, the deepening recession, and general economic uncertainty, the price of oil began to drop in late summer and continued to fall until December 2008. Oil prices continued to slump though mid-2009, due to the continued recession, but began to rebound in the fall, ending the year on a positive note.

Interest income decreased to $22,000 in 2009 from $294,000 in 2008, which decreased from $347,000 in 2007. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,267,000 in 2009 from $2,171,000 in 2008 due mainly to increases in Unitholder information services, revenue posting services, professional services related to Sarbanes-Oxley compliance as well as increases in the timing of audit-related expenses of $61,000, $16,700, $11,800 and $19,000, respectively. These increases were offset somewhat by a decrease in legal services for the trust of approximately $14,000. General and administrative expenses decreased to $2,171,000 in 2008 from $2,198,000 in 2007 due mainly to decreases in unitholder information services, printing fees, professional services and escrow agent/trustee fees of approximately $85,000, $15,000, $6,000 and $4,000, respectively. These decreases were offset somewhat by increases in legal services, transfer agent fees, tax reporting services and audit fees of $61,000, $10,000, $8,000 and $2,000, respectively.

In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s December 2007, September 2008, and June 2009 distributions, respectively.

The Trust received a cash settlement of approximately $425,000 in June 2009. This settlement resulted from a class action civil action filed in the District Court Caddo County, Oklahoma in February 2004. The lawsuit alleged that Anadarko Petroleum Corporation failed to correctly pay royalties on gas by deducting costs associated with compression, gathering, dehydration, and processing that should not have been deducted or factored into the royalty calculation on all Oklahoma wells where Anadarko Petroleum Corporation is or was the operator, working interest owner, or lessee and relates to payment of hydrocarbons produced from those wells since 1985. The settlement was included in the Trust’s June 2009 distribution.

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

3.  Reserve Disclosure

The SEC and the Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

4.  Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2009.

New Accounting Pronouncements

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

In December 2007 the FASB issued guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.

In December 2007, the FASB issued guidance which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard did not have an effect on the Trust’s financial statements.

In March 2008, the FASB issued guidance effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed, that amends and expands the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.

In April 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements.

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

In September 2009, the FASB made several revisions to guidance that are intended to align the requirements for oil and gas reporting under GAAP with the SEC. Key provisions include expanding the definition of “oil-and-gas-producing activities” to include nontraditional resources in reserves, amending the definition of “proved oil and gas reserves” to change the pricing used to estimate reserves, providing guidance on “geographic area” with respect to disclosure of information about significant reserves, and clarifying disclosures required for equity method investments. The revised standard is effective for the Trust for the period ended December 31, 2009. Refer to Note 8 of the Notes to Financial Statements in Item 8 hereof for required disclosures.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2007 and 2009. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2009	$51.38	$4.03
2008	97.32	8.45
2007	58.35	6.34

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

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Austin, TX
March 1, 2010

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2009	2008

Assets
Cash and short-term investments	$4,873,961	$6,383,892
Royalty interests in oil and gas properties less accumulated amortization of $21,745,488 (2009) and $21,660,941 (2008)	649,697	734,244

Total	$5,523,658	$7,118,136

Liabilities and Trust Corpus
Trust expenses payable	$147,048	$143,197
Other payables (Note 4)	180,093	239,674

Total liabilities	327,141	382,871
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,196,517	6,735,265

Total	$5,523,658	$7,118,136

Statements of Distributable Income

	Year Ended December 31,
	2009	2008	2007

Royalty Income	$41,491,746	$90,886,060	$58,910,367
Interest Income	21,596	293,971	347,199

Total	41,513,342	91,180,031	59,257,566
General and administrative expenses (Note 6)	2,267,146	2,171,049	2,197,747

Distributable income	$39,246,196	$89,008,982	$57,059,819

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$2.69	$6.11	$3.91

Distributions per unit (Note 3)	$2.79	$6.04	$3.85

Statements of Changes in Trust Corpus

	2009	2008	2007

Trust corpus, beginning of year	$6,735,265	$5,822,655	$4,998,409
Amortization of royalty interests	(84,547)	(92,887)	(98,090)
Distributable income	39,246,196	89,008,982	57,059,819
Distributions to unit holders (Note 3)	(40,700,397)	(88,003,485)	(56,137,483)

Trust corpus, end of year	$5,196,517	$6,735,265	$5,822,655

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2009.

New Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

In December 2007 the FASB issued guidance that requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.

In December 2007, the FASB issued guidance which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This statement applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The adoption of this standard did not have an effect on the Trust’s financial statements.

In March 2008, the FASB issued guidance effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed, that amends and expands the disclosure requirements for

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.

In April 2009, the FASB issued guidance that amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this standard did not have an effect on the Trust’s financial statements.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of this standard did not have an effect on the Trust’s financial statements.

In May 2009, the FASB issued guidance which establishes accounting and reporting standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance was effective for the Trust for the period ended June 30, 2009 and the adoption did not have an impact on the Trust’s financial statements.

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

In September 2009, the FASB made several revisions to guidance that are intended to align the requirements for oil and gas reporting under GAAP with the SEC. Key provisions include expanding the definition of “oil-and-gas-producing activities” to include nontraditional resources in reserves, amending the definition of “proved oil and gas reserves” to change the pricing used to estimate reserves, providing guidance on “geographic area” with respect to disclosure of information about significant reserves, and clarifying disclosures required for equity method investments. The revised standard is effective for the Trust for the period ended December 31, 2009. Refer to Note 8 of the Notes to Financial Statements hereof for required disclosures.

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust, which is on the record date following the end of each month, as discussed above in Note 1.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In December 2007, the Trust received a refund of $255,426 from the State of New Mexico. In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s December 2007, September 2008, and June 2009 distributions, respectively.

The Trust received a cash settlement of approximately $425,000 in June 2009. This settlement resulted from a class action civil action filed in the District Court Caddo County, Oklahoma in February 2004. The lawsuit alleged that Anadarko Petroleum Corporation failed to correctly pay royalties on gas by deducting costs associated with compression, gathering, dehydration, and processing that should not have been deducted or factored into the royalty calculation on all Oklahoma wells where Anadarko Petroleum Corporation is or was the operator, working interest owner, or lessee and relates to payment of hydrocarbons produced from those wells since 1985. The settlement was included in the Trust’s June 2009 distribution.

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Other Payables

Other payables consist of the following:

December 31,	2009	2008
Royalty receipts in suspense pending verification of ownership interest or title	$180,093	$239,674

Total	$180,093	$239,674

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2009, the Trust declared the following distributions:

			Distribution per
Notification Date	Monthly Record Date	Payment Date	Unit
January 5, 2010	January 15, 2010	January 29, 2010	$.31518
February 3, 2010	February 16, 2010	February 26, 2010	$.28526

6.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2009	2008	2007

Trustee’s fee	$331,519	$331,898	$332,928
Escrow agent’s fee	994,537	995,680	998,758
Professional fees	393,865	385,595	318,231
Unit holders’ services fees	388,722	326,439	416,354
Other	158,503	131,437	131,476

Total General and Administrative Expenses	2,267,146	2,171,049	2,197,747

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2009 and 2008 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
2009	Income	Income	Income per Unit

First Quarter	$10,877	$10,277	$0.70
Second Quarter	10,638	9,949	0.68
Third Quarter	10,239	9,784	0.67
Fourth Quarter	9,738	9,236	0.64

	$41,492	$39,246	$2.69

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Royalty	Distributable	Distributable
2008	Income	Income	Income per Unit

First Quarter	$18,856	$18,382	$1.26
Second Quarter	23,055	22,446	1.54
Third Quarter	28,421	28,025	1.92
Fourth Quarter	20,554	20,156	1.39

	$90,886	$89,009	$6.11

8. Supplemental Oil and Gas Information (Unaudited)

Reserve Quantities

Information regarding estimates of the proved oil and gas reserves attributable to the Trust are based on reports prepared by DeGolyer and MacNaughton, independent petroleum engineering consultants. Estimates were prepared in accordance with the guidelines established by the FASB and the Securities and Exchange Commission. Certain information required by this guidance is not presented because that information is not applicable to the Trust due to its passive nature.

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2007	5,890	36,268
Revisions of previous statements	959	4,447
Production	(424)	(4,900)

December 31, 2007	6,425	35,815
Revisions of previous statements	(168)	6,261
Production	(387)	(4,856)

December 31, 2008	5,870	37,220
Revisions of previous statements	(234)	208
Production	(376)	(4,490)
December 31, 2009	5,260	32,938

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2007	5,787	35,333
December 31, 2007	5,820	34,437
December 31, 2008	5,279	35,572
December 31, 2009	5,130	31,225

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($58.16 per bbl and $3.53 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2009	2008	2007

Future net cash inflows	$365,467	$386,350	$675,878
Discount of future net cash flows @ 10%	$(187,755)	(197,150)	(353,400)

Standardized measure of discounted future net cash inflows	$177,712	$189,200	$322,478

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Standardized measure of discounted future net cash flows, January 1,	$189,200	$322,478	$212,162
Royalty income, net of severance and ad valorem taxes	(41,492)	(90,886)	(58,910)
Changes in prices, net of related costs	(12,005)	(103,460)	90,510
Revisions of previous estimates and other	23,089	28,820	57,500
Accretion of discount	18,920	32,248	21,216

Standardized measure of discounted future net cash flows, December 31,	$177,712	$189,200	$322,478

Subsequent to year end, the price of both oil and gas continued to fluctate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 22, 2010, NYMEX posted oil prices were approximately $79.81 per barrel, which compared to the average posted price of $61.04 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 22, 2010, NYMEX posted gas prices were $5.04 per million British thermal units. The use of such price, as compared to the average posted price of $3.87 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2009, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2009 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2009, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements

DELOITTE & TOUCHE LLP

Austin, TX
March 1, 2010

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

(a) Security Ownership of Certain Beneficial Owners. As of March 1, 2010 there were no Unit holders known to the Trustee to be beneficial owners of more than 5% of the outstanding Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 3, 2010 an aggregate of 299,852 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 38,767 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008

Audit fees	$158,000	$139,000
Audit-related fees	$0	$0
Tax fees	$30,580	$40,786
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2009 and 2008

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2009

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2009

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 12, 2010 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2009.
(99.2)		—	Report dated February 23, 2010 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice-President

Date: March 1, 2010

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number			Description

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2010 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 12, 2010 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2009.
(99.2)		—	Report dated February 23, 2010 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.