Form 10-Q
period 2010-03-31
SABINE ROYALTY TRUST
filed 2010-05-04
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Number of units of beneficial interest outstanding at May 4, 2010: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2009 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2010, the distributable income for the three-month periods ended March 31, 2010 and 2009 and the changes in trust corpus for the three-month periods ended March 31, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2010, and the related condensed statements of distributable income for the three-month periods ended March 31, 2010 and 2009 and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Austin, TX
May 4, 2010

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		March 31,	December 31,
	Note	2010	2009
Assets
Cash and short-term investments		$7,431,809	$4,873,961
Royalty interests in oil and gas properties (less accumulated amortization of $21,768,608 and $21,745,488 at March 31, 2010 and December 31, 2009)		626,577	649,697

TOTAL		$8,058,386	$5,523,658

Liabilities and Trust Corpus
Trust expenses payable		$198,433	$147,048
Other payables	4	286,399	180,093

		484,832	327,141

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,573,554	5,196,517

TOTAL		$8,058,386	$5,523,658

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2010	2009
Royalty Income		$14,375,593	$10,876,919
Interest Income		287	19,155

Total		14,375,880	10,896,074
General and administrative expenses		(567,676)	(619,558)

Distributable Income		$13,808,204	$10,276,516

Distributable Income per unit (14,579,345 units)	1,3,5	$.95	$.70

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2010	2009
Trust corpus, beginning of period		$5,196,517	$6,735,265
Amortization of royalty interests		(23,120)	(22,272)
Distributable income		13,808,204	10,276,516
Distributions	3	(11,408,047)	(12,858,382)

Trust corpus, end of period		$7,573,554	$4,131,127

Distributions per unit (14,579,345 units)	3	$.78	$.88

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2010, no impairment is required.

     New Accounting Standards

     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010, and the adoption did not have an impact on the Trust’s financial statements.

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

     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2010, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
April 5	April 15	April 29	$.47982

     Subsequent events have been evaluated through the date of issuance of the condensed financial statements.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2010.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2010 was $13,808,204, or $0.95 per unit. Royalty income for the three months ended March 31, 2010 amounted to $14,375,593 while interest income was $287. General and administrative expenses totaled $567,676 for the three months ended March 31, 2010.
     Distributions during the period were $.31518, $.28526, and $.18204 per Unit payable to Unit holders of record on January 15, February 16, and March 15, 2010, respectively.

     Royalty income for the quarter ended March 31, 2010 increased approximately $3,499,000 or 32% compared with the first quarter of 2009. This increase was caused by increases in the production of both oil and natural gas as well as an increase in the price of oil. These increases were offset somewhat by a decrease in the price of natural gas. Compared to the preceding quarter ended December 31, 2009, royalty income increased approximately $4,638,000, or 48%, due to increases in the production of both oil and natural gas along with increases in the pricing of both natural gas and oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
Production
Oil (Bbls)	109,903	104,171	106,132
Gas (Mcfs)	1,635,759	1,572,366	1,489,625

Average Price
Oil (per Bbl)	$70.76	$39.13	$66.81
Gas (per Mcf)	$4.74	$5.00	$3.57
     Gas revenues received for the three months ended March 31, 2010, related primarily to production for October 2009 through December 2009. The average price of gas as reported by the Henry Hub for the same time period was $4.42 per Mcf. The average price of gas for the Henry Hub was $4.52 per Mcf for January 2010 through March 2010. Oil revenues for the three months ended March 31, 2010 related primarily to production for November 2009 through January 2010. The average price of oil as reported by Nymex for that time period was $77.02 per barrel. The average price of oil as reported by Nymex was $78.82 per barrel for January 2010 through March 2010. As of April 16, 2010, the average price of gas for the Henry Hub was $3.59 per Mcf and the average price of oil reported by Nymex was $85.51 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended March 31, 2010 decreased approximately $18,900 compared with the first quarter of 2009. Compared to the preceding quarter ended December 31, 2009, interest income decreased approximately $40. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended March 31, 2010 decreased by approximately $51,900 compared to the same quarter of 2009 primarily due to decreases in transfer agent fees of approximately $12,400 along decreases in the timing of professional service fees, auditing fees, and printing costs of approximately $10,400, $34,500, and $20,200, respectively. These decreases were offset somewhat by increases in unitholder information services and the timing of accounting support fees for the FASB and PCAOB of approximately $13,100 and $8,800, respectively. Compared to the previous quarter ended December 31, 2009, general and administrative expenses increased approximately $66,200. This increase was primarily due to the timing of annual payments in the first quarter such as expenses related to the printing and mailing of annual tax information, the annual accounting support fees for the FASB and PCAOB and the New York Stock Exchange listing fee of $46,800, $8,800, and $38,000, respectively along with increases in legal services of $6,700. These increases were somewhat offset by decreases in ad valorem rendition service fees, and the timing of auditing fees of approximately $24,000 and $6,500, respectively.

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

     Reserve Disclosure

     The SEC and the Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of nonproducing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2010.

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

     New Accounting Standards
     In June 2009, the FASB issued guidance which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance was effective for the Trust on January 1, 2010, and the adoption did not have an impact on the Trust’s financial statements.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: May 4, 2010

     (The Trust has no directors or executive officers.)