Form 10-Q
period 2010-06-30
SABINE ROYALTY TRUST
filed 2010-08-02
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Number of units of beneficial interest outstanding at August 2, 2010: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2009 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2010, the distributable income for the three-month and six-month periods ended June 30, 2010 and 2009 and the changes in trust corpus for the six-month periods ended June 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and 2009, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2010, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2010 and 2009 and changes in trust corpus for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Austin, TX
August 2, 2010

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		June 30,	December 31,
	Note	2010	2009

Assets
Cash and short-term investments		$5,586,216	$4,873,961
Royalty interests in oil and gas properties (less accumulated amortization of $21,790,921 and $21,745,488 at June 30, 2010 and December 31, 2009)		604,264	649,697

TOTAL		$6,190,480	$5,523,658

Liabilities and Trust Corpus
Trust expenses payable		$159,042	$147,048
Other payables	4	201,354	180,093

		360,396	327,141

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,830,084	5,196,517

TOTAL		$6,190,480	$5,523,658

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2010	2009
Royalty Income		$14,030,965	$10,638,257
Interest Income		1,034	1,463

Total		14,031,999	10,639,720
General and administrative expenses		(610,902)	(690,610)

Distributable Income		$13,421,097	$9,949,110

Distributable Income per unit (14,579,345 units)	1,3,5	$.92	$.68

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2010	2009
Royalty Income		$28,406,558	$21,515,176
Interest Income		1,321	20,618

Total		28,407,879	21,535,794
General and administrative expenses		(1,178,578)	(1,310,168)

Distributable Income		$27,229,301	$20,225,626

Distributable Income per unit (14,579,345 units)	1,3,5	$1.87	$1.39

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2010	2009
Trust corpus, beginning of period		$5,196,517	$6,735,265
Amortization of royalty interests		(45,433)	(43,510)
Distributable income		27,229,301	20,225,626
Distributions	3	(26,550,301)	(22,044,957)

Trust corpus, end of period		$5,830,084	$4,872,424

Distributions per unit (14,579,345 units)	3	$1.82	$1.51

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

     Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine, the proceeds of production from the Royalties for each calendar month, and interest thereon, are collected by the Trustee, as escrow agent, and are paid to and received by the Trust only on the next monthly record date. The Trustee, as escrow agent, has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for Federal income tax purposes and that the Trustee is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for Federal income tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2010, no impairment is required.

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

     Federal Tax Considerations

     The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for Federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for Federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for Federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1 to these financial statements is respected by the Internal Revenue Service. In the absence of the escrow arrangement, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangement as effective for Federal income tax purposes and furnishes tax information to Unit holders on that basis.

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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2010, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
July 2	July 15	July 29	$.36179

     Subsequent events have been evaluated through the date of issuance of the condensed financial statements.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2010.

*   *   *   *   *

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2010 was $13,421,097, or $0.92 per unit. Royalty income for the three months ended June 30, 2010 amounted to $14,030,965 while interest income was $1,034. General and administrative expenses totaled $610,902 for the three months ended June 30, 2010.
     Distributions during the period were $.47982, $.32220, and $.23659 per Unit payable to Unit holders of record on April 15, May 17, and June 15, 2010, respectively.

     Royalty income for the quarter ended June 30, 2010 increased approximately $3,393,000 or 32% compared with the second quarter of 2009. This increase was caused by an increase in the production of natural gas as well as increases in both the price of oil and natural gas. These increases were offset somewhat by a decrease in the production of oil. Compared to the preceding quarter ended March 31, 2010, royalty income decreased approximately $345,000, or 2%, due to decreases in the production of both oil and natural gas. These decreases were tempered somewhat by increases in both the price of oil and natural gas. Royalty income for the six months ended June 30, 2010 increased $6,891,000 or 32% compared with the same time period in 2009. This increase was due mainly to an increase in natural gas production as well as increases in the prices of both oil and natural gas. The increases were offset somewhat by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2010	2009	2010
Production
Oil (Bbls)	96,717	118,258	109,903
Gas (Mcfs)	1,634,717	1,385,889	1,635,759

Average Price
Oil (per Bbl)	$74.45	$41.36	$70.76
Gas (per Mcf)	$4.79	$3.87	$4.74

	Six-Months Ended
	June 30, 2010	June 30, 2009
Production
Oil (Bbls)	206,620	222,429
Gas (Mcfs)	3,270,476	2,958,254

Average Price
Oil (per Bbl)	$72.49	$40.31
Gas (per Mcf)	$4.76	$4.47
     Gas revenues received for the three months ended June 30, 2010, related primarily to production for January 2010 through March 2010. The average price of gas as reported by the Henry Hub for the same time period was $4.52 per Mcf. The average price of gas for the Henry Hub was $4.20 per Mcf for January 2010 through June 2010. Oil revenues for the three months ended June 30, 2010 related primarily to production for February 2010 through April 2010. The average price of oil as reported by Nymex for that time period was $80.78 per barrel. The average price of oil was $78.55 per barrel for January 2010 through June 2010. As of July 9, 2010, the average price of gas for the Henry Hub was $3.96 per Mcf and the average price of oil reported by Nymex was $75.44 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended June 30, 2010 decreased approximately $400 compared with the second quarter of 2009. Compared to the preceding quarter ended March 31, 2010, interest income increased approximately $700. Interest income for the six months ended June 30, 2010 decreased approximately $19,300. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended June 30, 2010 decreased by approximately $79,700 compared to the same quarter of 2009 primarily due to decreases in the fees associated with the change in transfer agent, legal fees, and escrow agent/trustee fees of approximately $5,200, $26,600, and $25,600, respectively. There were also decreases relating to the timing of expenses for annual accounting support fees, auditing services, and unitholder information services of approximately $8,300, $10,000, and $25,000, respectively. These decreases were offset somewhat by an increase in the timing of printing expenditures of approximately $20,000. Compared to the previous quarter ended March 31, 2010, general and administrative expenses increased approximately $43,200 due mainly to increases relating to the timing of annual payments for engineering services, printing expenses related to annual reporting, and tax reporting services of approximately $86,900, $48,100, and $10,700, respectively. These increases were offset somewhat by decreases in the escrow agent/trustee fees, legal services, and expenses related to changing the transfer agent of approximately $14,500, $17,900, and $7,500, respectively, along with decreases relating to the timing of expenses for professional services, auditing services, and the New York Stock Exchange listing fee of approximately $7,500, $18,500, and $38,000, respectively. General and administrative expenses for the six months ended June 30, 2010 decreased approximately $131,600 due mainly to decreases in the escrow agent/trustee fees, transfer agent fees, and legal fees of approximately $28,600, $16,100, and $27,200, respectively, along with decreases relating to the timing of expenditures for professional services, auditing services, and unitholder information services of approximately $9,900, $44,500, and $12,200, respectively.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2010.

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

Date: August 2, 2010

     (The Trust has no directors or executive officers.)