Form 10-Q
period 2010-09-30
SABINE ROYALTY TRUST
filed 2010-10-28
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Number of units of beneficial interest outstanding at October 28, 2010: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2009 condensed balance sheet is derived from the audited balance sheet as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2010, the distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009 and the changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and 2009, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2010, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009 and changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Austin, TX
October 28, 2010

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		September 30,	December 31,
	Note	2010	2009

Assets
Cash and short-term investments		$5,004,442	$4,873,961
Royalty interests in oil and gas properties (less accumulated amortization of $21,813,283 and $21,745,488 at September 30, 2010 and December 31, 2009)		581,902	649,697

TOTAL		$5,586,344	$5,523,658

Liabilities and Trust Corpus
Trust expenses payable		$175,502	$147,048
Other payables	4	149,933	180,093

		325,435	327,141

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,260,909	5,196,517

TOTAL		$5,586,344	$5,523,658

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2010	2009
Royalty Income		$14,113,712	$10,239,252
Interest Income		1,366	650

Total		14,115,078	10,239,902
General and administrative expenses		(434,052)	(455,455)

Distributable Income		$13,681,026	$9,784,447

Distributable Income per unit (14,579,345 units)	1,3,5	$.94	$.67

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2010	2009
Royalty Income		$42,520,270	$31,754,428
Interest Income		2,687	21,268

Total		42,522,957	31,775,696
General and administrative expenses		(1,612,630)	(1,765,623)

Distributable Income		$40,910,327	$30,010,073

Distributable Income per unit (14,579,345 units)	1,3,5	$2.81	$2.06

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALITY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2010	2009
Trust corpus, beginning of period		$5,196,517	$6,735,265
Amortization of royalty interests		(67,795)	(63,517)
Distributable income		40,910,327	30,010,073
Distributions	3	(40,778,140)	(32,513,510)

Trust corpus, end of period		$5,260,909	$4,168,311

Distributions per unit (14,579,345 units)	3	$2.80	$2.23

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2010, no impairment is required.

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

     State Tax Considerations
     The Trust holds properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. Unit holders should consult the Trust’s latest annual report on Form 10-K for a summary of tax matters.
     Unit holders should be advised that both New Mexico and Oklahoma impose a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust will then file New Mexico and Oklahoma tax returns, obtain a refund, and distribute that refund to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust as withholding at the Trust level reduces the amount of cash available for distribution and second by the tax payment made directly to New Mexico or Oklahoma with the filing of their New Mexico or Oklahoma income tax returns.
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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2010, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
October 5	October 15	October 29	$.32425

     Subsequent events have been evaluated through the date of issuance of the condensed financial statements.

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2010.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2010 was $13,681,026, or $0.94 per unit. Royalty income for the three months ended September 30, 2010 amounted to $14,113,712 while interest income was $1,366. General and administrative expenses totaled $434,052 for the three months ended September 30, 2010.
     Distributions during the period were $.36179, $.33031, and $.28379 per Unit payable to Unit holders of record on July 15, August 16, and September 15, 2010, respectively.

     Royalty income for the quarter ended September 30, 2010 increased approximately $3,874,000 or 38% compared with the third quarter of 2009. This increase was caused by increases in the production of both oil and natural gas as well as increases in the price of both oil and natural gas. Compared to the preceding quarter ended June 30, 2010, royalty income increased approximately $83,000 or 1%, due to an increase in the production of oil. This increase was tempered somewhat by decreases in the production of natural gas as well as decreases in the price of both oil and natural gas. Royalty income for the nine months ended September 30, 2010 increased $10,766,000 or 34% compared with the same time period in 2009. This increase was due mainly to an increase in natural gas production as well as increases in the price of both oil and natural gas. The increases were offset somewhat by a decrease in the production of oil.

     The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2010	2009	2010
Production
Oil (Bbls)	118,173	103,963	96,717
Gas (Mcfs)	1,510,858	1,350,137	1,634,717

Average Price
Oil (per Bbl)	$68.78	$59.30	$74.45
Gas (per Mcf)	$4.74	$3.45	$4.79

	Nine-Months Ended
	September 30,	September 30,
	2010	2009
Production
Oil (Bbls)	324,794	326,392
Gas (Mcfs)	4,781,334	4,308,391

Average Price
Oil (per Bbl)	$71.14	$46.36
Gas (per Mcf)	$4.76	$4.15
     Gas revenues received for the three months ended September 30, 2010, related primarily to production for April 2010 through June 2010. The average price of gas as reported by the Henry Hub for the same time period was $3.89 per Mcf. The average price of gas for the Henry Hub was $4.07 per Mcf for January 2010 through September 2010. Oil revenues for the three months ended September 30, 2010 related primarily to production for May 2010 through July 2010. The average price of oil as reported by Nymex for that time period was $75.44 per barrel. The average price of oil was $77.73 per barrel for January 2010 through September 2010. As of October 13, 2010, the average price of gas for the Henry Hub was $3.27 per Mcf and the average price of oil reported by Nymex was $81.67 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended September 30, 2010 increased approximately $700 compared with the third quarter of 2009. Compared to the preceding quarter ended June 30, 2010, interest income increased approximately $300. Interest income for the nine months ended September 30, 2010 decreased approximately $18,600. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended September 30, 2010 decreased by approximately $21,400 compared to the same quarter of 2009 primarily due to decreases in the fees associated with the change in transfer agent, and escrow agent/trustee fees of approximately $28,400, and $10,800, respectively. These decreases were offset somewhat by increases in legal services and professional expenses of approximately $7,100 and $9,000, respectively. Compared to the previous quarter ended June 30, 2010, general and administrative expenses decreased approximately $176,900 due mainly to decreases in the timing of annual payments for engineering services, printing expenses related to annual reporting and tax reporting services of approximately $86,900, $65,900, and $36,000, respectively. These decreases were tempered by an increase in the escrowagent/trustee fees and timing of payments for audit services of approximately $2,000 and $10,000, respectively. General and administrative expenses for the nine months ended September 30, 2010 decreased approximately $153,000 due mainly to decreases in the escrowagent/trustee fees, transfer agent fees and legal services of approximately $39,400, $44,500 and $20,100, respectively, along with decreases in the timing of payments for auditing services and year-end tax reporting services of approximately $44,500 and $18,300, respectively. These decreases were offset somewhat by an increase in professional services of approximately $14,200.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2010.

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

Date: October 28, 2010

     (The Trust has no directors or executive officers.)