Form 10-K
period 2010-12-31
SABINE ROYALTY TRUST
filed 2011-03-01
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act). Yes ☐   No ☒

     The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $687 million.

     At March 1, 2011, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2010 were $2,114,287 of which, pursuant to the terms of the Trust Agreement, $320,721 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $962,144 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2011, there were 14,579,345 Units outstanding.

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

American Stock Transfer and Trust Company serves as the transfer agent and registrar for the Units.

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

STATE TAX CONSIDERATIONS

THE FOLLOWING IS INTENDED AS A BRIEF SUMMARY OF CERTAIN INFORMATION REGARDING STATE TAXES AND OTHER STATE TAX MATTERS AFFECTING THE TRUST AND THE UNIT HOLDERS. UNIT HOLDERS SHOULD CONSULT THE UNIT HOLDER’S TAX ADVISOR REGARDING STATE TAX FILING AND COMPLIANCE MATTERS.

Texas. Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity”. Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its Texas portion of Trust revenues in its own Texas franchise tax computation. This revenue would be sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the Units) of both resident and nonresident decedents.

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

  Environmental Regulation

General. Activities on the Royalty Properties are subject to existing federal, state and local laws (including case law), rules and regulations governing health, safety, climate change, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations regulating health, safety, climate change, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unit holders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust or Unit holders. Even if the Trust were not directly liable for costs or expenses related to these matters, increased costs of compliance could result in wells being plugged and abandoned earlier in their productive lives, with a resulting loss of reserves and revenues to the Trust.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $51.38 in 2009 to $70.82 in 2010. The Trustee believes that increased demand due to international instability along with a decrease in supply led to the increase. This increase did not drive prices to pre-recession levels, as the recovery of the economy was slower than expected.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2010 on natural gas volumes sold of $4.55 per Mcf represented a slight increase from the $4.00 per Mcf received in 2009, due largely to signs of stabilizing of the economy, but tempered due to concerns of over supply and soft demand because of the slow economic recovery.

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

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in the Middle East, and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Royalty Properties rely could be a direct target or an indirect casualty of an act of terror.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2010, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2010.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2011 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Royalty Properties) and provides such information to DeGolyer and MacNaughton, who extrapolates from such information estimates of the reserves attributable to the Royalty Properties based on its expertise in the oil and gas fields where the Royalty Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Paul J. Szatkowski, a Senior Vice President with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Mr. Szatkowski’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton
5001 Spring Valley Road
Suite 800 East
Dallas, Texas 75244

February 22, 2011

Bank of America N.A.
P. O. Box 830650
Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2011, of certain properties owned by Sabine Royalty Trust (the Trust). The evaluation was prepared for the purpose of reporting estimates of Trust reserves and associated future net revenue. This evaluation was completed on February 22, 2011. The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust. Bank of America has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2011. The properties appraised account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates prepared by us have been prepared in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the Securities and Exchange Commission (SEC) of the United States.

Reserves included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2010. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others. Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the legal pressure base of the state in which the interest is located. Condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated severance taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization.

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

Data used in this evaluation were obtained from reviews with Bank of America personnel, Bank of America files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by Petroleum Information/Dwights LLC; Copyright 2010 Petroleum Information/Dwights LLC. In the preparation of this report we have relied, without independent verification, upon such information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

Methodology and Procedures

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principals and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

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

The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 23 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. These undeveloped reserves represent only 7 percent of the total net reserves evaluated herein.

Definition of Reserves

Petroleum reserves estimated by us included in this report are classified as proved. Only proved reserves have been evaluated for this report. Reserves classifications used by us in this report are in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs consistent with the effective date of this report, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

(ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time.

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in [section 210.4-10 (a) Definitions], or by other evidence using reliable technology establishing reasonable certainty.

Primary Economic Assumptions

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. The following economic assumptions were used for estimating existing and future prices and costs:

Oil, Condensate, NGL and Natural Gas Prices

Oil, condensate, NGL and natural gas prices are based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $79.40 per barrel and a Henry Hub gas reference price of $4.38 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Bank of America, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $74.84 per barrel of oil and condensate, $4.051 per thousand cubic feet of gas, and $32.55 per barrel of NGL.

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

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2011, estimated oil and gas volumes. The reserves estimated in this report can be produced under current regulatory guidelines.

Our estimates of the Trust’s net proved reserves, as of January 1, 2011, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Proved Developed Reserves		Proved Undeveloped Reserves
	Oil, Condensate,		Oil, Condensate,
	and NGL	Sales Gas	and NGL	Sales Gas
State	(Mbbl)	(MMcf)	(Mbbl)	(MMcf)

Florida	29	1	0	0
Louisiana	82	444	0	0
Mississippi	127	1,129	40	333
New Mexico	442	2,594	0	0
Oklahoma	454	9,357	0	0
Texas	4,234	19,903	166	3,129

Total	5,368	33,428	206	3,462

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2011, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Future Net
Year Ending	Revenue*
December 31	(M$)

2011	43,254
2012	38,442
2013	34,384

Subtotal	116,080
Remaining	363,156

Total	479,236

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2011, is estimated to be M$227,838.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4-10(a) (1)-(32) of Regulation S-X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S-K of the Securities and Exchange Commission; provided, however, (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 23 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This letter report has been prepared at the request of Bank of America on behalf on the Trust. DeGolyer and MacNaughton has used all assumptions, data, procedures, and methods that it considers necessary and appropriate to prepare this report.

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

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1. That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Bank of America dated February 22, 2011, and that I, as Senior Vice President, was responsible for the preparation of this report.

2. That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 36 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2011 will be approximately $2,475,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $172,071,138 at January 1, 2010 to $227,838,184 at January 1, 2011. This increase resulted primarily from the gas prices used in the calculation of such amount, from an average price of $3.53 per Mcf of gas at January 1, 2010 to an average price of $4.05 per Mcf of gas at January 1, 2011, along with an increase in the price of oil from an average price of $58.16 per barrel of oil at January 1, 2010 to an average price of $74.84 per barrel of oil at January 1, 2011.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 16, 2011, NYMEX posted oil prices were approximately $74.13 per barrel, which compared to the average posted price of $79.40 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 16, 2011, NYMEX posted gas prices were $5.47 per million British thermal units. The use of such price, as compared to the average posted price of $4.38 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions
2010	High	Low	per Unit

First Quarter	$50.12	$40.65	$0.78248
Second Quarter	55.00	42.58	1.03861
Third Quarter	54.64	46.95	0.97589
Fourth Quarter	60.00	52.90	0.90751

	Sales Price		Distributions
2009	High	Low	per Unit

First Quarter	$45.22	$27.10	$0.88196
Second Quarter	45.88	35.00	0.63011
Third Quarter	45.55	37.04	0.71804
Fourth Quarter	43.50	38.43	0.56154

At February 17, 2011, there were 14,579,345 Units outstanding and approximately 1,596 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2010	2009	2008	2007	2006

Royalty Income	$56,087,045	$41,491,746	$90,886,060	$58,910,367	$61,608,030
Distributable Income	53,976,491	39,246,196	89,008,982	57,059,819	59,830,843
Distributable Income per Unit	3.70	2.69	6.11	3.91	4.10
Total Assets at Year End	5,362,706	5,523,658	7,118,136	6,624,000	5,370,010
Distributions per Unit	3.70	2.79	6.04	3.85	4.24

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2008, 2009 and 2010.

Net royalty income during 2010 increased approximately $14,595,000, or 35.2 percent, compared to 2009 net royalty income, which had decreased approximately $49,394,000, or 54.3 percent, from 2008 net royalty income.

Revenues generated by sales of oil and gas increased in 2010 from 2009 as a result of higher gas and oil prices as well as higher gas and oil sales volumes.

Gas volumes increased from 5,798,016 thousand cubic feet (“Mcf”) in 2009 to 6,894,361 Mcf in 2010 after decreasing from 6,372,568 Mcf in 2008. The average price per Mcf of gas received by the Trust increased from $4.03 in 2009 to $4.55 in 2010 after decreasing from $8.45 per Mcf in 2008. The Trustee believes that tighter storage levels and higher oil prices in the first part of 2008 caused gas prices to increase to record levels over $12 per Mcf. Gas prices began to decline in the fall of 2008 due to concerns of over supply and falling demand because of the deepening recession, leading 2008 gas prices to end far below where they began, a trend that continued for most of 2009. Once the economy showed signs of stabilizing in late 2009, gas prices responded favorably. This positive trend continued for 2010, but concerns of over supply have continued and the economic recovery has been slow and, as a result, the price of natural gas continues to be much lower than the record prices set in 2008.

Oil volumes sold increased to 442,936 barrels in 2010 from 432,524 barrels in 2009, after having decreased from 465,310 barrels in 2008. The average sales price of oil increased to $70.82 per Bbl in 2010, from $51.38 per Bbl in 2009, which was a decrease from $97.32 per Bbl in 2008. The price of oil began on a high note in 2008, peaking with summer production. Due to decreasing demand from the tightening of credit markets, the deepening recession, and general economic uncertainty, the price of oil began to drop in late summer and continued to fall until December 2008. Oil prices continued to slump though mid-2009, due to the continued recession, but began to rebound in the fall, ending the year on a positive note. The positive trend continued throughout 2010, where a recovering economy, although softer than expected, increased demand for oil, which translated to increasing prices.

Interest income decreased to $4,000 in 2010 from $22,000 in 2009, which decreased from $294,000 in 2008. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased to $2,114,000 in 2010 from $2,267,000 in 2009 due mainly to a $43,200 decrease in escrow agent/Trustee fees, a $47,900 decrease in transfer agent fees and a $25,400 decrease in legal services. This decrease was augmented by a decrease due to the timing of invoices for auditing services of approximately $44,500. Offsetting these decreases somewhat was an increase of approximately $11,900 in professional services. General and administrative expenses increased to $2,267,000 in 2009 from $2,171,000 in 2008 due to a $61,000 increase in Unit holder information services, a $16,700 increase in revenue posting services, an $11,800 increase in professional services related to Sarbanes-Oxley compliance as well as a $19,000 increase in the timing of audit-related expenses. These increases were offset somewhat by a decrease in legal services for the Trust of approximately $14,000.

In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s September 2008 and June 2009 distributions, respectively.

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

4.  Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2010.

New Accounting Pronouncements

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to the then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2008 and 2010. The following table presents the weighted average prices received per year by the Trust:

	Oil	Gas
	Per BBL	Per Mcf

2010	$70.82	$4.55
2009	51.38	4.03
2008	97.32	8.45

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

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Austin, TX
March 1, 2011

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2010	2009

Assets
Cash and short-term investments	$4,790,699	$4,873,961
Royalty interests in oil and gas properties less accumulated amortization of $21,823,178 (2010) and $21,745,488 (2009)	572,007	649,697

Total	$5,362,706	$5,523,658

Liabilities and Trust Corpus
Trust expenses payable	$178,004	$147,048
Other payables (Note 4)	98,430	180,093

Total liabilities	276,434	327,141
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,086,272	5,196,517

Total	$5,362,706	$5,523,658

Statements of Distributable Income

	Year Ended December 31,
	2010	2009	2008

Royalty Income	$56,087,045	$41,491,746	$90,886,060
Interest Income	3,733	21,596	293,971

Total	56,090,778	41,513,342	91,180,031
General and administrative expenses (Note 6)	2,114,287	2,267,146	2,171,049

Distributable income	$53,976,491	$39,246,196	$89,008,982

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.70	$2.69	$6.11

Distributions per unit (Note 3)	$3.70	$2.79	$6.04

Statements of Changes in Trust Corpus

	2010	2009	2008

Trust corpus, beginning of year	$5,196,517	$6,735,265	$5,822,655
Amortization of royalty interests	(77,690)	(84,547)	(92,887)
Distributable income	53,976,491	39,246,196	89,008,982
Distributions to unit holders (Note 3)	(54,009,046)	(40,700,397)	(88,003,485)

Trust corpus, end of year	$5,086,272	$5,196,517	$6,735,265

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2010.

New Accounting Standards

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance effective July 1, 2009 that requires all then-existing non-SEC accounting and reporting standards to be superseded by the FASB Accounting Standards Codification (the “Codification”), the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Previous references to the then-existing non-SEC accounting and reporting standards were removed and are reflected in the Trust’s footnotes herein.

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In August 2008, the Trust received a refund from the State of New Mexico in the amount of $163,260. In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the States of Oklahoma and New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the States of Oklahoma and New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s September 2008 and June 2009 distributions, respectively.

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

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Other Payables

Other payables consist of the following:

December 31,	2010	2009
Royalty receipts in suspense pending verification of ownership interest or title	$98,430	$180,093

Total	$98,430	$180,093

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2010, the Trust declared the following distributions:

			Distribution per
Notification Date	Monthly Record Date	Payment Date	Unit
January 5, 2011	January 18, 2011	January 31, 2011	$.31296
February 3, 2011	February 15, 2011	February 28, 2011	$.26797

6.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2010	2009	2008

Trustee’s fee	$320,721	$331,519	$331,898
Escrow agent’s fee	962,144	994,537	995,680
Professional fees	278,557	393,865	385,595
Unit holders’ services fees	336,586	388,722	326,439
Other	216,279	158,503	131,437

Total General and Administrative Expenses	2,114,287	2,267,146	2,171,049

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2010 and 2009 (in thousands, except per Unit amounts):

	Royalty	Distributable	Distributable
2010	Income	Income	Income per Unit

First Quarter	$14,376	$13,808	$0.95
Second Quarter	14,031	13,421	0.92
Third Quarter	14,114	13,681	0.94
Fourth Quarter	13,566	13,066	0.89

	$56,087	$53,976	$3.70

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Royalty	Distributable	Distributable
2009	Income	Income	Income per Unit

First Quarter	$10,877	$10,277	$0.70
Second Quarter	10,638	9,949	0.68
Third Quarter	10,239	9,784	0.67
Fourth Quarter	9,738	9,236	0.64

	$41,492	$39,246	$2.69

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

	Oil	Gas
	(Barrels)	(Mcf)

January 1, 2008	6,425	35,815
Revisions of previous statements	(168)	6,261
Production	(387)	(4,856)

December 31, 2008	5,870	37,220
Revisions of previous statements	(234)	208
Production	(376)	(4,490)

December 31, 2009	5,260	32,938
Revisions of previous statements	694	10,369
Production	(381)	(6,416)

December 31, 2010	5,573	36,891

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)

Proved developed reserves:
January 1, 2008	5,820	34,437
December 31, 2008	5,279	35,572
December 31, 2009	5,130	31,225
December 31, 2010	5,368	33,428

SABINE ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($74.84 per bbl and $4.05 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2010	2009	2008

Future net cash inflows	$479,236	$365,467	$386,350
Discount of future net cash flows @ 10%	(251,398)	(187,755)	(197,150)

Standardized measure of discounted future net cash inflows	$227,838	$177,712	$189,200

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Standardized measure of discounted future net cash flows, January 1,	$177,712	$189,200	$322,478
Royalty income, net of severance and ad valorem taxes	(56,087)	(41,492)	(90,886)
Changes in prices, net of related costs	39,719	(12,005)	(103,460)
Revisions of previous estimates and other	48,723	23,089	28,820
Accretion of discount	17,771	18,920	32,248

Standardized measure of discounted future net cash flows, December 31,	$227,838	$177,712	$189,200

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 16, 2011, NYMEX posted oil prices were approximately $74.13 per barrel, which compared to the average posted price of $79.40 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a smaller standardized measure of discounted future net cash flows for oil. As of February 16, 2011, NYMEX posted gas prices were $5.47 per million British thermal units. The use of such price, as compared to the average posted price of $4.38 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

9. Texas Franchise Tax

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a passive entity. Since the Trust is exempt from the Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the Texas franchise tax would generally include its share of the Trust’s revenue in its franchise tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.

In addition to Texas, Unit holders may also have a state tax filing responsibility in Louisiana, Florida, Mississippi, New Mexico, and Oklahoma. Unit holders should consult their own tax advisors concerning the Texas franchise tax and other state tax returns that may be required to be filed by Unit holders and their applicable due dates.

*****

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2010, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2010 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2010, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements

DELOITTE & TOUCHE LLP

Austin, TX
March 1, 2011

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

(a) Security Ownership of Certain Beneficial Owners. As of February 17, 2011 there were no Unit holders known to the Trustee to be beneficial owners of more than 5% of the outstanding Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of January 19, 2011 an aggregate of 294,886 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 191,649 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009

Audit fees	$113,500	$158,000
Audit-related fees	$0	$0
Tax fees	$26,286	$30,580
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2010 and 2009

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2010

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2010

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 15, 2011 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2010.
(99.2)		—	Report dated February 28, 2011 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice-President

Date: March 1, 2011

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number			Description

(4)(a)	*	—	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.
(b)	*	—	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.
(23)		—	Consent of DeGolyer and MacNaughton.
(31)		—	Rule 13a-14(a)(15d-14(a)) Certification.
(32)		—	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2011 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
(99.1)		—	Report dated February 15, 2011 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2010.
(99.2)		—	Report dated February 28, 2011, 2010 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.