Form 10-Q
period 2011-03-31
SABINE ROYALTY TRUST
filed 2011-04-28
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Number of units of beneficial interest outstanding at April 28, 2011: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2010 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2011, the distributable income for the three-month periods ended March 31, 2011 and 2010 and the changes in trust corpus for the three-month periods ended March 31, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2011, and the related condensed statements of distributable income for the three-month periods ended March 31, 2011 and 2010 and changes in trust corpus for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2010, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Austin, TX
April 28, 2011

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		March 31,	December 31,
	Note	2011	2010
Assets
Cash and short-term investments		$7,114,531	$4,790,699
Royalty interests in oil and gas properties (less accumulated amortization of $21,841,486 and $21,823,178 at March 31, 2011 and December 31, 2010)		553,699	572,007

TOTAL		$7,668,230	$5,362,706

Liabilities and Trust Corpus
Trust expenses payable		$177,736	$178,004
Other payables	4	649,059	98,430

		826,795	276,434

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,841,435	5,086,272

TOTAL		$7,668,230	$5,362,706

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2011	2010
Royalty Income		$13,677,627	$14,375,593
Interest Income		889	287

Total		13,678,516	14,375,880
General and administrative expenses		(504,580)	(567,676)

Distributable Income		$13,173,936	$13,808,204

Distributable Income per unit (14,579,345 units)	1,3,5	$.90	$.95

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2011	2010
Trust corpus, beginning of period		$5,086,272	$5,196,517
Amortization of royalty interests		(18,308)	(23,120)
Distributable income		13,173,936	13,808,204
Distributions	3	(11,400,465)	(11,408,047)

Trust corpus, end of period		$6,841,435	$7,573,554

Distributions per unit (14,579,345 units)	3	$.78	$.78

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2011, no impairment is required.

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

     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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
      Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity.” Since the Trust is exempt from the franchise tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the Texas franchise tax would generally include its share of the Trust’s revenue in its own Texas franchise tax computation. The source of such income to a Unit holder would be Texas since the Trust’s day-to-day operations are conducted in Texas.
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

5. SUBSEQUENT EVENTS

     Subsequent to March 31, 2011, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
April 5	April 15	April 29	$.43461

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2011.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2011 was $13,173,936, or $0.90 per unit. Royalty income for the three months ended March 31, 2011 amounted to $13,677,627 while interest income was $889. General and administrative expenses totaled $504,580 for the three months ended March 31, 2011.
     Distributions during the period were $.31296, $.26797, and $.20103 per Unit payable to Unit holders of record on January 31, February 28, and March 29, 2011, respectively.

     Royalty income for the quarter ended March 31, 2011 decreased approximately $698,000 or 5% compared with the first quarter of 2010. This decrease was caused by a decrease in the production of oil and a decrease the price of natural gas. These decreases were offset somewhat by an increase in the production of natural gas and an increase in the price of oil. Compared to the preceding quarter ended December 31, 2010, royalty income increased approximately $111,000 or 1%, due to an increase in the price of oil. This increase was tempered somewhat by decreases in the production of both oil and natural gas as well as a decrease in the price of natural gas.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2011	2010	2010
Production
Oil (Bbls)	101,300	109,903	118,143
Gas (Mcfs)	1,643,183	1,635,759	2,113,027

Average Price
Oil (per Bbl)	$80.26	$70.76	$69.95
Gas (per Mcf)	$4.04	$4.74	$4.11
     Gas revenues received for the three months ended March 31, 2011, related primarily to production for October 2010 through December 2010. The average price of gas as reported by the Henry Hub for the same time period was $3.58 per Mcf. The average price of gas for the Henry Hub was $3.78 per Mcf for January 2011 through March 2011. Oil revenues for the three months ended March 31, 2011 related primarily to production for November 2010 through January 2011. The average price of oil as reported by Nymex for that time period was $87.59 per barrel. The average price of oil was $94.60 per barrel for January 2011 through March 2011. As of April 18, 2011, the average price of gas for the Henry Hub was $3.78 per Mcf and the average price of oil reported by Nymex was $109.66 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended March 31, 2011 increased approximately $600 compared with the first quarter of 2010. Compared to the preceding quarter ended December 31, 2010, interest income decreased approximately $200. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended March 31, 2011 decreased by approximately $63,100 compared to the same quarter of 2010 primarily due to decreases in escrow agent/trustee fees of approximately $22,200; legal and other professional services of approximately $17,100; and costs associated with annual tax reporting of approximately $37,500. These decreases were offset somewhat by an increase in auditing fees of $10,000. Compared to the previous quarter ended December 31, 2010, general and administrative expenses increased approximately $2,900 due mainly to increases in legal fees of approximately $14,900 and the timing of the annual NYSE listing fee of $38,000. These increases were offset somewhat by a decrease in trustee/escrow agent fees of approximately $26,400 as well as a decrease in the timing of ad valorem tax rendition service fees of approximately $25,100.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: April 28, 2011

     (The Trust has no directors or executive officers.)