Form 10-Q
period 2011-06-30
SABINE ROYALTY TRUST
filed 2011-07-29
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Number of units of beneficial interest outstanding at July 29, 2011: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2010 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2011, the distributable income for the three-month and six-month periods ended June 30, 2011 and 2010 and the changes in trust corpus for the six-month periods ended June 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2011, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2011 and 2010 and changes in trust corpus for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Austin, TX
July 29, 2011

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		June 30	December 31,
	Note	2011	2010

Assets
Cash and short-term investments		$6,413,456	$4,790,699
Royalty interests in oil and gas properties (less accumulated amortization of $21,860,944 and $21,823,178 at June 30, 2011 and December 31, 2010)		534,241	572,007

TOTAL		$6,947,697	$5,362,706

Liabilities and Trust Corpus
Trust expenses payable		$145,082	$178,004
Other payables	4	350,369	98,430

		495,451	276,434

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,452,246	5,086,272

TOTAL		$6,947,697	$5,362,706

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2011	2010
Royalty Income		$16,370,674	$14,030,965
Interest Income		1,361	1,034

Total		16,372,035	14,031,999
General and administrative expenses		(681,888)	(610,902)

Distributable Income		$15,690,147	$13,421,097

Distributable Income per unit (14,579,345 units)	1,3,5	$1.08	$.92

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2011	2010
Royalty Income		$30,048,301	$28,406,558
Interest Income		2,250	1,321

Total		30,050,551	28,407,879
General and administrative expenses		(1,186,468)	(1,178,578)

Distributable Income		$28,864,083	$27,229,301

Distributable Income per unit (14,579,345 units)	1,3,5	$1.98	$1.87

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2011	2010
Trust corpus, beginning of period		$5,086,272	$5,196,517
Amortization of royalty interests		(37,766)	(45,433)
Distributable income		28,864,083	27,229,301
Distributions	3	(27,460,343)	(26,550,301)

Trust corpus, end of period		$6,452,246	$5,830,084

Distributions per unit (14,579,345 units)	3	$1.88	$1.82

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2011, no impairment is required.

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

     The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income

     The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

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

5. SUBSEQUENT EVENTS

     Subsequent to June 30, 2011, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
July 5	July 15	July 29	$.40925

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2011.

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

Results of Operations

     Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2011 was $15,690,147, or $1.08 per unit. Royalty income for the three months ended June 30, 2011 amounted to $16,370,674 while interest income was $1,361. General and administrative expenses totaled $681,888 for the three months ended June 30, 2011.
     Distributions during the period were $.43461, $.34503, and $.32191 per Unit payable to Unit holders of record on April 15, May 16, and June 15, 2011, respectively.

     Royalty income for the quarter ended June 30, 2011 increased approximately $2,340,000 or 17% compared with the second quarter of 2010. This increase was caused by increases in the production of both oil and natural gas along with an increase in the price of oil. These increases were offset somewhat by a decrease in the price of natural gas. Compared to the preceding quarter ended March 31, 2011, royalty income increased approximately $2,693,000 or 20%, due to increases in both the production of oil and natural gas as well as increases in the pricing of both oil and natural gas.
     Royalty income for the six months ended June 30, 2011 increased $1,642,000 or 6% compared with the same time period in 2010. This increase was due mainly to increases in the production of both oil and natural gas along with an increase in the price of oil. These increases were tempered somewhat by a decrease in the price of natural gas.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2011	2010	2011

Production
Oil (Bbls)	105,949	96,717	101,300
Gas (Mcfs)	1,756,698	1,634,717	1,643,183

Average Price
Oil (per Bbl)	$94.50	$74.45	$80.26
Gas (per Mcf)	$4.27	$4.79	$4.04

	Six-Months Ended
	June 30, 2011	June 30, 2010

Production
Oil (Bbls)	207,249	206,620
Gas (Mcfs)	3,399,881	3,270,476

Average Price
Oil (per Bbl)	$87.54	$72.49
Gas (per Mcf)	$4.16	$4.76
     Gas revenues received for the three months ended June 30, 2011, related primarily to production for January 2011 through March 2011. The average price of gas as reported by the Henry Hub for the same time period was $3.78 per Mcf. The average price of gas for the Henry Hub was $3.86 per Mcf for January 2011 through June 2011. Oil revenues for the three months ended June 30, 2011 related primarily to production for February 2011 through April 2011. The average price of oil as reported by Nymex for that time period was $101.43 per barrel. The average price of oil was $98.69 per barrel for January 2011 through June 2011. As of July 18, 2011, the average price of gas for the Henry Hub was $4.09 per Mcf and the average price of oil reported by Nymex was $97.24 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended June 30, 2011 increased approximately $300 compared with the second quarter of 2010. Compared to the preceding quarter ended March 31, 2011, interest income increased approximately $500. Interest income for the six months ended June 30, 2011 increased approximately $900 compared to the same time period in 2010. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended June 30, 2011 increased by approximately $71,000 compared to the same quarter of 2010 primarily due to increases in escrow agent/trustee fees of approximately $13,900; legal and other professional services of approximately $4,300; costs associated with unitholder reporting of approximately $11,300; engineering services of $27,700; and auditing services of $10,000. Compared to the previous quarter ended March 31, 2011, general and administrative expenses increased approximately $177,300 due mainly to increases in escrow agent/trustee fees of $21,700 along with increases in the timing of annual fees for engineering services of approximately $114,600; printing expenses of the annual report of approximately $85,600; and tax reporting services of approximately $20,200. These increases were offset somewhat by decreases in the timing of payment of the New York Stock Exchange listing fee of $38,000; the timing in the payment of audit fees of $18,500; and a decrease in legal and professional fees of approximately $13,500.
     General and administrative expenses for the six months ended June 30, 2011 increased approximately $7,900 due mainly to increases in engineering fees of approximately $27,700 and auditing fees of $20,000. These increases were tempered somewhat by decreases in the escrow agent/trustee fees of approximately $8,300; legal and professional fees of approximately $8,200; and costs associated with annual reporting of approximately $26,100.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2011.

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

31 Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: July 29, 2011

     (The Trust has no directors or executive officers.)