Form 10-Q
period 2011-09-30
SABINE ROYALTY TRUST
filed 2011-11-03
CIK 710752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Number of units of beneficial interest outstanding at November 3, 2011: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2010 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2011, the distributable income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders of Sabine Royalty Trust and
Bank of America, N.A., Trustee
Dallas, Texas
We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2011, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2011 and 2010 and changes in trust corpus for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Trustee.
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
/s/ DELOITTE & TOUCHE LLP
Austin, TX
November 3, 2011

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		September 30	December 31,
	Note	2011	2010
Assets
Cash and short-term investments		$5,498,797	$4,790,699
Royalty interests in oil and gas properties (less accumulated amortization of $21,880,744 and $21,823,178 at September 30, 2011 and December 31, 2010)		514,441	572,007

TOTAL		$6,013,238	$5,362,706

Liabilities and Trust Corpus
Trust expenses payable		$169,723	$178,004
Other payables	4	235,303	98,430

		405,026	276,434

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,608,212	5,086,272

TOTAL		$6,013,238	$5,362,706

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		September 30,
	Notes	2011	2010
Royalty Income		$17,150,882	$14,113,712
Interest Income		1,446	1,366

Total		17,152,328	14,115,078
General and administrative expenses		(448,249)	(434,052)

Distributable Income		$16,704,079	$13,681,026

Distributable Income per unit (14,579,345 units)	1,3,5	$1.15	$.94

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended
		September 30,
	Notes	2011	2010
Royalty Income		$47,199,183	$42,520,270
Interest Income		3,696	2,687

Total		47,202,879	42,522,957
General and administrative expenses		(1,634,717)	(1,612,630)

Distributable Income		$45,568,162	$40,910,327

Distributable Income per unit (14,579,345 units)	1,3,5	$3.13	$2.81

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended
		September 30,
	Note	2011	2010
Trust corpus, beginning of period		$5,086,272	$5,196,517
Amortization of royalty interests		(57,566)	(67,795)
Distributable income		45,568,162	40,910,327
Distributions	3	(44,988,656)	(40,778,140)

Trust corpus, end of period		$5,608,212	$5,260,909

Distributions per unit (14,579,345 units)	3	$3.09	$2.80

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

     Impairment

     The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2011, no impairment is required.

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

     The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income.

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

     State Tax Considerations
     The Trust holds properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Unit holders should consult the Trust’s latest annual report on Form 10-K for a summary of tax matters.
     Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in-gains tax or passive investment income tax), which will be applicable to royalty income allocable to a corporate Unit holder from properties located within Florida.
     Louisiana, Mississippi, New Mexico, and Oklahoma each impose taxes applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will be applicable to royalty income allocable to a Unit holder from properties located within those states. New Mexico and Oklahoma impose a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust will then file New Mexico and Oklahoma tax returns, obtain a refund, and distribute that refund to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust as withholding at the Trust level reduces the amount of cash available for distribution and second by the tax payment made directly to New Mexico or Oklahoma with the filing of their New Mexico or Oklahoma income tax returns.
     Texas imposes a franchise tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statute. Entities subject to tax generally include trusts unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and that do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a passive entity. Since the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.
     Each Unit holder should consult his or her tax advisor regarding state tax requirements, if any, applicable to such person’s ownership of trust units.

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

5. SUBSEQUENT EVENTS

     Subsequent to September 30, 2011, the Trust declared the following distributions:

	Monthly
Notification	Record	Payment	Distribution
Date	Date	Date	per Unit
October 4	October 17	October 31	$.35272

November 3	November 15	November 29	$.22847

6. CONTINGENCIES

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2011.

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

Results of Operations

      Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2011 was $16,704,079, or $1.15 per unit. Royalty income for the three months ended September 30, 2011 amounted to $17,150,882 while interest income was $1,446. General and administrative expenses totaled $448,249 for the three months ended September 30, 2011.
      Distributions during the period were $.40925, $.40115, and $.39187 per Unit payable to Unit holders of record on July 15, August 15, and September 15, 2011, respectively.

     Royalty income for the quarter ended September 30, 2011 increased approximately $3,037,000 or 22% compared with the third quarter of 2010. This increase was caused by increases in the production of natural gas and the price of oil. These increases were offset somewhat by a decrease in the production of oil as well as a decrease in the price of natural gas. Compared to the preceding quarter ended June 30, 2011, royalty income increased approximately $780,000 or 5%, due to an increase in the production of oil and as well as an increase in the price of natural gas. These increases were offset somewhat by a decrease in the production of natural gas as well as a decrease in the price of oil.
     Royalty income for the nine months ended September 30, 2011 increased $4,679,000 or 11% compared with the same time period in 2010. This increase was due mainly to increases in the production of natural gas as well as an increase in the price of oil. These increases were tempered somewhat by a decrease in the production of oil as well as a decrease in the price of natural gas.

     The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2011	2010	2011
Production
Oil (Bbls)	114,258	118,173	105,949
Gas (Mcfs)	1,748,866	1,510,858	1,756,698

Average Price
Oil (per Bbl)	$89.21	$68.78	$94.50
Gas (per Mcf)	$4.73	$4.74	$4.27

	Nine-Months Ended
	September 30, 2011	September 30, 2010
Production
Oil (Bbls)	321,507	324,794
Gas (Mcfs)	5,148,747	4,781,334

Average Price
Oil (per Bbl)	$88.13	$71.14
Gas (per Mcf)	$4.35	$4.76
     Gas revenues received for the three months ended September 30, 2011, related primarily to production for April 2011 through June 2011. The average price of gas as reported by the Henry Hub for the same time period was $4.38 per Mcf. The average price of gas for the Henry Hub was $3.79 per Mcf for January 2011 through September 2011. Oil revenues for the three months ended September 30, 2011 related primarily to production for May 2011 through July 2011. The average price of oil as reported by Nymex for that time period was $98.60 per barrel. The average price of oil was $95.63 per barrel for January 2011 through September 2011. As of October 25, 2011, the average price of gas for the Henry Hub was $3.24 per Mcf and the average price of oil reported by Nymex was $91.27 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.
     Interest income for the quarter ended September 30, 2011 increased approximately $100 compared with the third quarter of 2010. Compared to the preceding quarter ended June 30, 2011, interest income increased approximately $100 as well. Interest income for the nine months ended September 30, 2011 increased approximately $1,000 compared to the same time period in 2010. Changes in interest income are the result of changes in interest rates and funds available for investment.
     General and administrative expenses for the quarter ended September 30, 2011 increased by approximately $14,200 compared to the same quarter of 2010 primarily due to increases in printing expense of approximately $8,000; costs associated with unitholder reporting of approximately $4,000; and legal and professional expenses of approximately $1,700.
     Compared to the previous quarter ended June 30, 2011, general and administrative expenses decreased approximately $233,600 due mainly to a decrease in escrow agent/trustee fees of $9,800 along with decreases in the timing of annual fees for engineering services of approximately $114,600; printing expenses of the annual report of approximately $92,300; and tax reporting services of approximately $16,600. These decreases were offset somewhat by an increase in the timing of professional fees of approximately $4,100.
     General and administrative expenses for the nine months ended September 30, 2011 increased approximately $22,100 due mainly to increases in engineering fees of approximately $27,700 and auditing fees of $20,000. These increases were tempered somewhat by decreases in the costs associated with annual reporting of approximately $11,800; legal and professional fees of approximately $7,900; and trustee/escrow agent fees of approximately $6,100.

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

     Contingencies

     Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2011.

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

Date: November 3, 2011

     (The Trust has no directors or executive officers.)