Form 10-K
period 2011-12-31
SABINE ROYALTY TRUST
filed 2012-03-02
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-8424

Sabine Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Trust Division U.S. Trust, Bank of America Private Wealth Management Bank of America Plaza 17th Floor 901 Main Street Dallas, Texas	75202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 209-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $929 million.

At March 2, 2012, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2011 were $2,129,422 of which, pursuant to the terms of the Trust Agreement, $317,119 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $951,336 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 2, 2012, there were 14,579,345 Units outstanding.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Interest and royalty income attributable to ownership of Units and any gain on the sale thereof are considered portfolio income, and not income from a “passive activity,” to the extent a Unit holder acquires and holds Units as an investment and not in the ordinary course of a trade or business. Therefore, interest and royalty income attributable to ownership of Units generally may not be offset by losses from any passive activities.

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. These expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

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

Texas.    Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a “passive entity.” Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue would be sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

Louisiana.    The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana.

Florida, Mississippi, New Mexico and Oklahoma.    Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will be applicable to royalty income allocable to a corporate Unit holder from properties located within Florida. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will be applicable to royalty income allocable to a Unit holder from properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, because the Trust distributes all of its net income to Unit holders, the Trust should not be taxed at the Trust level in any of these states. The Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

Both New Mexico and Oklahoma impose a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust has filed New Mexico and Oklahoma tax returns, obtained a refund, and distributed that refund to Unit holders.

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

Environmental Regulation

General. Activities on the Royalty Properties are subject to existing federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting drilling or underground injection activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release of materials into the environment; or otherwise relating to the protection of the environment should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the Environmental Protection Agency and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances”. The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

Solid and Hazardous Waste. The Royalty Properties have produced oil and/or gas for many years, and, although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Royalty Properties by the current or previous operators. Federal, state and local laws applicable to oil- and gas-

related wastes and properties have become increasingly more stringent. Under these laws, removal or remediation of previously disposed wastes or property contamination could be required by a governmental authority.

Climate Change/Hydraulic Fracturing. Climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that sets forth reporting requirements for the petroleum and natural gas industry and requires persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. But on August 4, 2011, the EPA published a proposed rule containing technical amendments to certain greenhouse gas reporting requirements that included a six-month extension for reporting greenhouse gas emissions from petroleum and natural gas industry sources. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On July 28, 2011, the EPA proposed four new regulations that, if finalized, would establish new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide and establish an air toxic standard for oil and natural gas production, transmission, and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. The proposed regulations would apply to wells that are hydraulically fractured, or refractured, and to storage tanks and other equipment, and limit methane emissions from those sources. The EPA is expected to take final action on the proposed regulations by April.

Congress and various states, including Texas, Louisiana, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. Recently, however, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has begun the process of drafting guidance documents related to this newly asserted regulatory authority, which could include a broad definition of diesel that would cover a variety of oils that are not diesel but that have similar carbon-chain molecules. The EPA also plans to investigate the treatment of wastewater from hydraulic fracturing for the purpose of setting new standards for discharges from natural gas drilling to publicly owned treatment works. In addition, certain other governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices, including a four-year study by the EPA expected to be completed in 2014. These on-going or proposed reviews, depending on their scope and results, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs.

The Trustee cannot predict what effect noncompliance with existing environmental laws, rules and regulations; compliance with additional legislation or regulation or enforcement policies thereunder, or claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust or Unit holders. Even if the Trust were not directly liable for costs or expenses related to these matters, increased costs to achieve compliance with existing or new environmental laws, rules or regulations or to respond to an enforcement action or a private party action could result in wells being plugged and abandoned earlier in their productive lives, resulting in a loss of reserves and revenues to the Trust.

Prices

Oil

The Trust’s average per barrel oil price increased from $70.82 in 2010 to $87.22 in 2011. The Trustee believes that increased demand due to international instability along with a decrease in supply led to the increase. This increase did not drive prices to pre-recession levels, as the recovery of the economy has been slower than expected.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2011 on natural gas volumes sold of $4.36 per Mcf represented a slight decrease from the $4.55 per Mcf received in 2010, due largely to concerns of over supply and soft demand because of the slow economic recovery and mild winter weather.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2011, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2011.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2012 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

The process of estimating oil and gas reserves is complex and requires significant judgment. As a result, the Trustee has developed internal policies and controls for estimating reserves attributable to the Trust. As described above, the Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information (which information is net to the Trust’s interests in the Royalty Properties) and provides such information to DeGolyer and MacNaughton, who extrapolates from such information estimates of the reserves attributable to the Royalty Properties based on its expertise in the oil and gas fields where the Royalty Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 22, 2012

Bank of America N.A.

P. O. Box 830650

Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2012, of certain properties owned by Sabine Royalty Trust (the Trust). The evaluation was prepared for the purpose of reporting estimates of Trust reserves and associated future net revenue. This evaluation was completed on February 22, 2012. The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust. Bank of America has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2012. The properties appraised account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates prepared by us have been prepared in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2011. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others. Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the legal pressure base of the state in which the interest is located. Condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

Data used in this evaluation were obtained from reviews with Bank of America personnel, Bank of America files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2011 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Bank of America with

DeGolyer and MacNaughton

respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

In certain cases, when the previously named methods could not be used, reserves were estimated by analogy with similar wells or reservoirs for which more complete data were available.

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

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. These undeveloped reserves represent only 6 percent of the total net reserves evaluated herein.

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

Proved oil and gas reserves — Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic

DeGolyer and MacNaughton

conditions, operating methods, and government regulations —prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

DeGolyer and MacNaughton

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

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices are based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $96.23 per barrel and a Henry Hub gas reference price of $4.12 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Bank of America, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $90.74 per barrel of oil and condensate, $3.88 per thousand cubic feet of gas, and $43.90 per barrel of NGL.

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

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2012, estimated oil and gas volumes. The reserves estimated in this report can be produced under current regulatory guidelines.

DeGolyer and MacNaughton

Our estimates of the Trust’s net proved reserves, as of January 1, 2012, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2012
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)
Florida	34	1	0	0
Louisiana	68	382	0	0
Mississippi	145	847	29	5
New Mexico	457	2,545	0	0
Oklahoma	436	10,129	0	0
Texas	4,522	19,464	130	3,010

Total	5,662	33,368	159	3,015

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2012, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2012	45,914
2013	41,554
2014	38,452

Subtotal	125,920
Remaining	439,766

Total	565,686

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2012, is estimated to be M$257,121.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4-10(a) (1)-(32) of Regulation S-X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S-K of the Securities and Exchange Commission; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year, and (iii) at the

DeGolyer and MacNaughton

request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 23 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

DeGolyer and MacNaughton

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1936. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This letter report has been prepared at the request of Bank of America on behalf on the Trust. DeGolyer and MacNaughton has used all assumptions, data, procedures, and methods that it considers necessary and appropriate to prepare this report.

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

DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1. That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Bank of America dated February 22, 2012, and that I, as Senior Vice President, was responsible for the preparation of this report.

2. That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 37 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2012 will be approximately $2,475,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $227,838,184 at January 1, 2011 to $257,120,985 at January 1, 2012. This increase resulted primarily from the oil prices used in the calculation of such amount, from an average price of $74.84 per barrel of oil at January 1, 2011 to an average price of $90.74 per barrel of oil at January 1, 2012. This increase was offset somewhat by a decrease in the gas prices used in calculating the present value of future net revenue from $4.05 per Mcf of gas at January 1, 2011 to an average price of $3.88 per Mcf at January 1, 2012.

Subsequent to year end, the price of both oil and gas continued to fluctate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 22, 2012, NYMEX posted oil prices were approximately $105.84 per barrel, which compared to the average posted price of $96.23 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 22, 2012, NYMEX posted gas prices were $2.63 per million British thermal units. The use of such price, as compared to the average posted price of $4.12 per million British thermal units, used to calculate the future net revenue fo the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

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

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Registrant is a party or of which any of its property is the subject.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Units are listed and traded on the New York Stock Exchange under the symbol “SBR.” The following table sets forth the high and low sales prices for the Units and the aggregate amount of cash distributions paid by the Trust during the periods indicated.

	Sales Price		Distributions per Unit
2011	High	Low
First Quarter	$65.00	$56.02	$0.78196
Second Quarter	70.54	59.82	1.10155
Third Quarter	67.00	47.43	1.20227
Fourth Quarter	67.44	60.00	0.88039

	Sales Price		Distributions per Unit
2010	High	Low
First Quarter	$50.12	$40.65	$0.78248
Second Quarter	55.00	42.58	1.03861
Third Quarter	54.64	46.95	0.97589
Fourth Quarter	60.00	52.90	0.90751

At March 2, 2012, there were 14,579,345 Units outstanding and approximately 1,530 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6.	Selected Financial Data.

Years Ended December 31	2011	2010	2009	2008	2007
Royalty Income	$60,683,565	$56,087,045	$41,491,746	$90,886,060	$58,910,367
Distributable Income	58,559,410	53,976,491	39,246,196	89,008,982	57,059,819
Distributable Income per Unit	4.02	3.70	2.69	6.11	3.91
Total Assets at Year End	6,256,750	5,362,706	5,523,658	7,118,136	6,624,000
Distributions per Unit	3.97	3.70	2.79	6.04	3.85

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2009, 2010 and 2011.

Net royalty income during 2011 increased approximately $4,597,000, or 8.2 percent, compared to 2010 net royalty income, which had increased approximately $14,595,000, or 35.2 percent, from 2009 net royalty income.

Revenues generated by sales of oil and gas increased in 2011 from 2010 as a result of higher oil prices and gas sales volumes, offset somewhat by lower gas prices and oil sales volumes.

Gas volumes increased slightly from 6,894,361 thousand cubic feet ("Mcf") in 2010 to 6,912,203 Mcf in 2011 after increasing from 5,798,016 Mcf in 2009. The average price per Mcf of gas received by the Trust decreased from $4.55 in 2010 to $4.36 in 2011 after increasing from $4.03 in 2009. The Trustee believes that the slow economy that was prevalent throughout most of 2009 was a major contributing factor in the low gas prices for that year. At the end of 2009, however, the economy began to turn a corner and the price of natural gas responded favorably. This positive trend continued for 2010, but concerns of over supply have continued and the economic recovery was very slow during all of 2010, a trend that has continued for most of 2011. This slow recovery, and excess natural gas inventories continue to put downward pressure on the price of natural gas.

Oil volumes sold decreased to 430,203 barrels ("Bbls") in 2011 from 442,936 Bbls in 2010, after having increased from 432,524 Bbls in 2009. The average sales price of oil increased to $87.22 per Bbl in 2011, from $70.82 per Bbl in 2010, which was an increase from $51.38 per Bbl in 2009. Due to decreasing demand from the tightening of credit markets, the deepening recession, and general economic uncertainty, the price of oil was low for most of 2009. In the fall of 2009, the price of oil began to rebound, ending the year on a positive note. The positive trend continued throughout 2010, where a recovering economy, although softer than expected, increased demand for oil, which translated to increasing prices. 2011 has been a volatile year, with the uncertainty of the European economy, political unrest, and a continued lackluster performance of the U.S. economy causing oil prices to fluctuate, but still trending higher than the oil prices of 2010.

Interest income increased to $5,000 in 2011 from $4,000 in 2010, which had decreased from $22,000 in 2009. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,129,000 in 2011 from $2,114,000 in 2010 due mainly to increases in legal services of approximately $31,400, engineering services of approximately $27,700 and auditing services of approximately $10,000. These increases were offset somewhat by decreases in escrow agent/trustee fees of approximately $14,400 and unitholder information services of approximately $39,100. General and administrative expenses decreased to $2,114,000 in 2010 from $2,267,000 in 2009 due mainly to decreases in escrow agent/trustee fees of approximately $43,200, transfer agent fees of approximately $47,900 and legal services of approximately $25,400. These decreases were augmented by a decrease due to the timing of invoices for auditing services of approximately $44,500. Offsetting these decreases somewhat was an increase of approximately $11,900 in professional services.

In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. This refund represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the State of Oklahoma refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s June 2009 distribution.

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

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Trusts Balance Sheet	0	0	0	0	0

Total	0	0	0	0	0

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

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2011.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on the Trust’s financial statements.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2009 and 2011. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2011	$87.22	$4.36
2010	70.82	4.55
2009	51.38	4.03

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Austin, TX

March 2, 2012

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2011	2010
Assets
Cash and short-term investments	$5,751,947	$4,790,699
Royalty interests in oil and gas properties less accumulated amortization of $21,890,382 (2011) and $21,823,178 (2010)	504,803	572,007

Total	$6,256,750	$5,362,706

Liabilities and Trust Corpus
Trust expenses payable	$172,732	$178,004
Other payables (Note 4)	329,705	98,430

Total liabilities	502,437	276,434
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,754,313	5,086,272

Total	$6,256,750	$5,362,706

Statements of Distributable Income

	Year Ended December 31,
	2011	2010	2009
Royalty Income	$60,683,565	$56,087,045	$41,491,746
Interest Income	5,267	3,733	21,596

Total	60,688,832	56,090,778	41,513,342
General and administrative expenses (Note 6)	2,129,422	2,114,287	2,267,146

Distributable income	$58,559,410	$53,976,491	$39,246,196

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$4.02	$3.70	$2.69

Distributions per unit (Note 3)	$3.97	$3.70	$2.79

Statements of Changes in Trust Corpus

	2011	2010	2009
Trust corpus, beginning of year	$5,086,272	$5,196,517	$6,735,265
Amortization of royalty interests	(67,204)	(77,690)	(84,547)
Distributable income	58,559,410	53,976,491	39,246,196
Distributions to unit holders (Note 3)	(57,824,165)	(54,009,046)	(40,700,397)

Trust corpus, end of year	$5,754,313	$5,086,272	$5,196,517

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2011.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on the Trust’s financial statements.

Distributable Income Per Unit

Basic distributable income per Unit is computed by dividing distributable income by the weighted average Units outstanding. Distributable income per Unit assuming dilution is computed by dividing distributable income by

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In June 2009, the Trust received a refund of $588,207 from the State of Oklahoma. This refund represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore the State of Oklahoma refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s June 2009 distribution.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

royalty calculation on all Oklahoma wells where Anadarko Petroleum Corporation is or was the operator, working interest owner, or lessee and relates to payment of hydrocarbons produced from those wells since 1985. The settlement was included in the Trust’s June 2009 distribution.

4. Other Payables

Other payables consist of the following:

December 31,	2011	2010
Royalty receipts in suspense pending verification of ownership interest or title	$329,705	$98,430

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2011, the Trust declared the following distributions:

			Distribution per
Notification Date	Monthly Record Date	Payment Date	Unit
January 5, 2012	January 17, 2012	January 31, 2012	$.36342
February 3, 2012	February 15, 2012	February 29, 2012	$.30517

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2011	2010	2009
Trustee’s fee	$317,119	$320,721	$331,519
Escrow agent’s fee	951,336	962,144	994,537
Professional fees	363,749	278,557	393,865
Unit holders’ services fees	306,469	336,586	388,722
Other	190,749	216,279	158,503

Total General and Administrative Expenses	$2,129,422	$2,114,287	$2,267,146

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2011 and 2010 (in thousands, except per Unit amounts):

2011	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,678	$13,174	$0.90
Second Quarter	16,371	15,690	1.08
Third Quarter	17,151	16,704	1.15
Fourth Quarter	13,484	12,991	0.89

	$60,684	$58,559	$4.02

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

2010	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$14,376	$13,808	$0.95
Second Quarter	14,031	13,421	0.92
Third Quarter	14,114	13,681	0.94
Fourth Quarter	13,566	13,066	0.89

	$56,087	$53,976	$3.70

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2009	5,870	37,220
Revisions of previous statements	(234)	208
Production	(376)	(4,490)

December 31, 2009	5,260	32,938
Revisions of previous statements	694	10,369
Production	(381)	(6,416)

December 31, 2010	5,573	36,891
Revisions of previous statements	616	5,120
Production	(368)	(5,628)

December 31, 2011	5,821	36,383

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2009	5,279	35,572
December 31, 2009	5,130	31,225
December 31, 2010	5,368	33,428
December 31, 2011	5,662	33,368

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($90.74 per bbl and $3.88 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2011	2010	2009
Future net cash inflows	$565,686	$479,236	$365,467
Discount of future net cash flows @ 10%	(308,565)	(251,398)	(187,755)

Standardized measure of discounted future net cash inflows	$257,121	$227,838	$177,712

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Standardized measure of discounted future net cash flows, January 1,	$227,838	$177,712	$189,200
Royalty income, net of severance and ad valorem taxes	(60,684)	(56,087)	(41,492)
Changes in prices, net of related costs	34,172	39,719	(12,005)
Revisions of previous estimates and other	33,011	48,723	23,089
Accretion of discount	22,784	17,771	18,920

Standardized measure of discounted future net cash flows, December 31,	$257,121	$227,838	$177,712

Subsequent to year end, the price of both oil and gas continued to fluctate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 22, 2012, NYMEX posted oil prices were approximately $105.84 per barrel, which compared to the average posted price of $96.23 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 22, 2012, NYMEX posted gas prices were $2.63 per million British thermal units. The use of such price, as compared to the average posted price of $4.12 per million British thermal units, used to calculate the future net revenue fo the Trust’s proved developed reserves would result in a smaller standardized measure of discounted future net cash flows for gas.

9. State Taxes

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

are generally exempt from the franchise tax as “passive entities.” The Trust should be exempt from Texas franchise tax as a passive entity. Because the Trust is exempt from the Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a business entity subject to the Texas franchise tax would generally include its share of the Trust’s revenue in its franchise tax computation. The source of such income to a Unit holder would be Texas because the Trust’s day-to-day operations are conducted in Texas.

Because the Trust distributes all of its net income to Unit holders, it should not be subject to income tax in Louisiana, Florida, Mississippi, New Mexico or Oklahoma. While the Trust should not owe tax, Unit holders may have a state filing responsibility in each of those states.

Unit holders should consult their own tax advisors regarding state tax requirements, if any, applicable to ownership of Trust Units.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting — modified cash basis (“internal control over financial reporting”) based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2011. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the period ended December 31, 2011, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

UNIT HOLDERS OF SABINE ROYALTY TRUST AND BANK OF AMERICA, N.A., TRUSTEE

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2011 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2011, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 2, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Austin, TX

March 2, 2012

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

(a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of February 14, 2012, information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Fayez Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	801,249(1)	5.5%

(1)	Fayez Sarofim reports as of December 31, 2011, he directly and through certain affiliated entities owned 801,249 Units, of which he had sole voting and dispositive power with respect to 650,000 Units and shared voting and dispositive power with respect to 151,249 Units.

(b) Security Ownership of Management.    The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of January 24, 2012 an aggregate of 438,867 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 348,720 of such Units.

(c) Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010 are:

	2011	2010
Audit fees	$123,500	$113,500
Audit-related fees	$0	$0
Tax fees	$26,950	$26,286
All other fees	$0	$0

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

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2011 and 2010

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2011

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2011

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 2, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)		–	Report dated February 15, 2012 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2011.

(99.2)		–	Report dated March 2, 2012 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper Senior Vice-President

Date: March 2, 2012

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 2, 2012 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)	–	Report dated February 15, 2012 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2011.

(99.2)	–	Report dated March 2, 2012 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.