Form 10-Q
period 2012-03-31
SABINE ROYALTY TRUST
filed 2012-05-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 7, 2012: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2011 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2012, the distributable income for the three-month periods ended March 31, 2012 and 2011 and the changes in trust corpus for the three-month periods ended March 31, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2012, and the related condensed statements of distributable income for the three-month periods ended March 31, 2012 and 2011 and changes in trust corpus for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2011, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

May 7, 2012

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		March 31	December 31,
	Note	2012	2011
Assets
Cash and short-term investments		$6,659,064	$5,751,947
Royalty interests in oil and gas properties (less accumulated amortization of $21,906,707 and $21,890,382 at March 31, 2012 and December 31, 2011)		488,478	504,803

TOTAL		$7,147,542	$6,256,750

Liabilities and Trust Corpus
Trust expenses payable		$209,255	$172,732
Other payables	4	391,881	329,705

		601,136	502,437

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,546,406	5,754,313

TOTAL		$7,147,542	$6,256,750

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		March 31,
	Notes	2012	2011
Royalty Income		$15,211,002	$13,677,627
Interest Income		1,720	889

Total		15,212,722	13,678,516
General and administrative expenses		(561,507)	(504,580)

Distributable Income		$14,651,215	$13,173,936

Distributable Income per unit (Basic and Assuming Dilution) (14,579,345 units)	1,3,5	$1.00	$.90

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended
		March 31,
	Note	2012	2011
Trust corpus, beginning of period		$5,754,313	$5,086,272
Amortization of royalty interests		(16,325)	(18,308)
Distributable income		14,651,215	13,173,936
Distributions	3	(13,842,797)	(11,400,465)

Trust corpus, end of period		$6,546,406	$6,841,435

Distributions per unit (14,579,345 units)	3	$.95	$.78

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2012, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first quarter of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Louisiana, Mississippi, New Mexico and Oklahoma each impose taxes applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will be applicable to royalty income allocable to a Unit holder from properties located within those states. New Mexico and Oklahoma impose a withholding tax on payments of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust has filed New Mexico and Oklahoma tax returns, obtained a refund, and distributed that refund to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust as withholding at the Trust level reduces the amount of cash available for distribution and second by the tax payment made directly to New Mexico or Oklahoma with the filing of their New Mexico or Oklahoma income tax returns.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2012, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 4, 2012	April 16, 2012	April 30, 2012	$.41887
May 3, 2012	May 15, 2012	May 29, 2012	$.25815

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2012.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2012 was $14,651,215, or $1.00 per unit. Royalty income for the three months ended March 31, 2012 amounted to $15,211,002 while interest income was $1,720. General and administrative expenses totaled $561,507 for the three months ended March 31, 2012.

Distributions during the period were $.36342, $.30517, and $.28089 per Unit payable to Unit holders of record on January 17, February 15, and March 15, 2012, respectively.

Royalty income for the quarter ended March 31, 2012 increased approximately $1,533,000 or 11% compared with the first quarter of 2011. This increase was caused by increases in the production of oil and natural gas ($0.7 million), along with an increase in the price of oil ($1.3 million). These increases were offset somewhat by a decrease in the price of natural gas ($0.5 million). Compared to the preceding quarter ended December 31, 2011, royalty income increased approximately $1,727,000 or 12%, due mainly to an increase in the pricing of oil ($0.9 million), a decrease in production taxes ($0.2) and the timing of payment of ad valorem taxes in the fourth quarter of 2011 ($2.1 million). These increases were tempered somewhat by a decrease in the production of natural gas ($.4 million) as well as a decrease in the price of natural gas ($1.1 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	March 31,	March 31,	December 31,
	2012	2011	2011
Production
Oil (Bbls)	108,889	101,300	108,697
Gas (Mcfs)	1,652,807	1,643,183	1,763,456

Average Price
Oil (per Bbl)	$92.64	$80.26	$84.53
Gas (per Mcf)	$3.76	$4.04	$4.36

Gas revenues received for the three months ended March 31, 2012, related primarily to production for October 2011 through December 2011. The average price of gas as reported by the Henry Hub for the same time period was $3.14 per Mcf. The average price of gas for the Henry Hub was $2.26 per Mcf for January 2012 through March 2012. Oil revenues for the three months ended March 31, 2012 related primarily to production for November 2011 through January 2012. The average price of oil as reported by NYMEX for that time period was $98.57 per barrel. The average price of oil was $102.96 per barrel for January 2012 through March 2012. As of April 17, 2012, the average price of gas for the Henry Hub was $1.81 per Mcf and the average price of oil reported by NYMEX was $102.93 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2012 increased approximately $800 compared with the first quarter of 2011. Compared to the preceding quarter ended December 31, 2011, interest income increased approximately $100. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2012 increased by approximately $56,900 compared to the same quarter of 2011 primarily due to increases in escrow agent/trustee fees of approximately $19,600; legal and other professional services of approximately $20,500 and unitholder information services of approximately $20,300. These increases were offset somewhat by a decrease in printing services of approximately $9,400. Compared to the previous quarter ended December 31, 2011, general and administrative expenses increased approximately $66,800 due mainly to increases in legal fees and other professional services of approximately $3,800 the timing of the annual NYSE listing fee of $38,000, and unitholder information services of approximately $33,000. These increases were offset somewhat by a decrease in the timing of ad valorem tax rendition service fees of approximately $25,300.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: May 7, 2012

(The Trust has no directors or executive officers.)