Form 10-Q
period 2012-06-30
SABINE ROYALTY TRUST
filed 2012-08-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 7, 2012: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2011 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2012, the distributable income for the three-month and six-month periods ended June 30, 2012 and 2011 and the changes in trust corpus for the six-month periods ended June 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2012, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2012 and 2011 and changes in trust corpus for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

August 7, 2012

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

		June 30,	December 31,
	Note	2012	2011
Assets
Cash and short-term investments		$6,037,704	$5,751,947
Royalty interests in oil and gas properties (less accumulated amortization of $21,926,258 and $21,890,382 at June 30, 2012 and December 31, 2011)		468,927	504,803

TOTAL		$6,506,631	$6,256,750

Liabilities and Trust Corpus
Trust expenses payable		$142,234	$172,732
Other payables	4	496,660	329,705

		638,894	502,437

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,867,737	5,754,313

TOTAL		$6,506,631	$6,256,750

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended
		June 30,
	Notes	2012	2011
Royalty Income		$15,108,143	$16,370,674
Interest Income		2,024	1,361

Total		15,110,167	16,372,035
General and administrative expenses		(810,583)	(681,888)

Distributable Income		$14,299,584	$15,690,147

Distributable Income per unit (14,579,345 units)	1,3,5	$.98	$1.08

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended
		June 30,
	Notes	2012	2011
Royalty Income		$30,319,145	$30,048,301
Interest Income		3,744	2,250

Total		30,322,889	30,050,551
General and administrative expenses		(1,372,090)	(1,186,468)

Distributable Income		$28,950,799	$28,864,083

Distributable Income per unit (14,579,345 units)	1,3,5	$1.99	$1.98

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended
		June 30,
	Note	2012	2011
Trust corpus, beginning of period		$5,754,313	$5,086,272
Amortization of royalty interests		(35,876)	(37,766)
Distributable income		28,950,799	28,864,083
Distributions	3	(28,801,499)	(27,460,343)

Trust corpus, end of period		$5,867,737	$6,452,246

Distributions per unit (14,579,345 units)	3	$1.98	$1.88

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2012, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first six months of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas, 75202, telephone number (214) 209-2400, email address trustee@sbr-sabineroyalty.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2012, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 5, 2012	July 16, 2012	July 30, 2012	$.37365
August 3, 2012	August 15, 2012	August 29, 2012	$.33762

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2012.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2012 was $14,299,584, or $0.98 per unit. Royalty income for the three months ended June 30, 2012 amounted to $15,108,143 while interest income was $2,024. General and administrative expenses totaled $810,583 for the three months ended June 30, 2012.

Distributions during the period were $.41887, $.25815, and $.34900 per Unit payable to Unit holders of record on April 16, May 15, and June 15, 2012, respectively.

Royalty income for the quarter ended June 30, 2012 decreased approximately $1,263,000 or 8% compared with the second quarter of 2011. This decrease was caused by a decrease in the price of natural gas ($2.6 million), along with a decrease in the production of oil ($0.1 million) and an increase in production taxes and operating expenses ($0.2 million). These decreases were offset somewhat by an increase in the production of natural gas ($1.0 million), an increase in the price of oil ($0.2 million), and a refund of the 2011 Oklahoma state withholding taxes ($0.5 million). Compared to the preceding quarter ended March 31, 2012, royalty income decreased approximately $103,000 or 1%, due mainly to a decrease in the price of natural gas ($1.6 million), a decrease in the production of oil (0.4 million), and an increase in production taxes and operating expenses ($0.3 million). These decreases were tempered somewhat by an increase in the production of natural gas ($1.3 million), an increase in the price of oil ($0.4 million), and a refund of the 2011 Oklahoma state withholding taxes ($0.5 million).

Royalty income for the six months ended June 30, 2012 increased $271,000 or 1% compared with the same time period in 2011. This increase was due mainly to an increase in oil and natural gas production ($1.8 million), an increase in the price of oil ($1.4 million), and a refund of the 2011 Oklahoma state withholding taxes ($0.5 million). These increases were offset somewhat by a decrease in the price of natural gas ($3.2 million) as well as an increase in production taxes and operating expenses ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	June 30,	June 30,	March 31,
	2012	2011	2012
Production
Oil (Bbls)	104,780	105,949	108,889
Gas (Mcfs)	2,133,201	1,756,698	1,652,807

Average Price
Oil (per Bbl)	$96.53	$94.50	$92.64
Gas (per Mcf)	$2.78	$4.27	$3.76

	Six-Months Ended
	June 30,	June 30,
	2012	2011
Production
Oil (Bbls)	213,669	207,249
Gas (Mcfs)	3,786,008	3,399,881

Average Price
Oil (per Bbl)	$94.55	$87.54
Gas (per Mcf)	$3.21	$4.16

Gas revenues received for the three months ended June 30, 2012, related primarily to production for January 2012 through March 2012. The average price of gas as reported by the Henry Hub for the same time period was $2.26 per Mcf. The average price of gas for the Henry Hub was $2.18 per Mcf for January 2012 through June 2012. Oil revenues for the three months ended June 30, 2012 related primarily to production for February 2012 through April 2012. The average price of oil as reported by NYMEX for that time period was $103.90 per barrel. The average price of oil was $98.30 per barrel for January 2012 through June 2012. As of July 19, 2012, the average price of gas for the Henry Hub was $2.68 per Mcf and the average price of oil reported by NYMEX was $89.87 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2012 increased approximately $700 compared with the second quarter of 2011. Compared to the preceding quarter ended March 31, 2012, interest income increased approximately $300. Interest income for the six months ended June 30, 2012 increased $1,500 over the same time period in 2011. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2012 increased by approximately $128,700 compared to the same quarter of 2011 primarily due to increases in legal and other professional services of approximately $55,800, engineering services of approximately $68,800 and printing and unitholder information costs of approximately $22,100. These increases were offset somewhat by a decrease in tax reporting fees due to timing of invoices of approximately $20,200. Compared to the previous quarter ended March 31, 2012, general and administrative expenses increased approximately $249,100 due mainly to timing of annual expenses for engineering services of approximately $180,500, printing costs associated with annual reporting of approximately $100,500 and legal and other professional services of approximately $21,900. These increases were offset somewhat by decreases in the timing of auditing expenses of approximately $18,500 as well as the timing of the payment of the annual NYSE listing fee of $38,000. Administrative expenses increased approximately $185,600 for the six months ended June 30, 2012 compared to the same period in 2011 due primarily to increases in legal and other professional expenses of approximately $76,300, engineering services of approximately $65,800, printing and unitholder information services of approximately $33,100 and escrow agent/trustee fees of approximately $16,600. These increases were tempred by a decrease in the timing of payment of tax reporting fees of approximately $15,900.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2012.

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

Date: August 7, 2012

(The Trust has no directors or executive officers.)