Form 10-Q
period 2012-09-30
SABINE ROYALTY TRUST
filed 2012-11-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 7, 2012: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2011 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2012, the distributable income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2012, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2012 and 2011 and changes in trust corpus for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

November 7, 2012

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2012	December 31, 2011
Assets
Cash and short-term investments		$3,740,752	$5,751,947
Royalty interests in oil and gas properties (less accumulated amortization of $21,944,321 and $21,890,382 at September 30, 2012 and December 31, 2011)		450,864	504,803

TOTAL		$4,191,616	$6,256,750

Liabilities and Trust Corpus
Trust expenses payable		$144,421	$172,732
Other payables	4	261,773	329,705

		406,194	502,437

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,785,422	5,754,313

TOTAL		$4,191,616	$6,256,750

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2012	2011
Royalty Income		$12,354,767	$17,150,882
Interest Income		1,594	1,446

Total		12,356,361	17,152,328
General and administrative expenses		(437,854)	(448,249)

Distributable Income		$11,918,507	$16,704,079

Distributable Income per unit (14,579,345 units)	1,3,5	$.82	$1.15

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2012	2011
Royalty Income		$42,673,912	$47,199,183
Interest Income		5,338	3,696

Total		42,679,250	47,202,879
General and administrative expenses		(1,809,944)	(1,634,717)

Distributable Income		$40,869,306	$45,568,162

Distributable Income per unit (14,579,345 units)	1,3,5	$2.80	$3.13

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2012	2011
Trust corpus, beginning of period		$5,754,313	$5,086,272
Amortization of royalty interests		(53,939)	(57,566)
Distributable income		40,869,306	45,568,162
Distributions	3	(42,784,258)	(44,988,656)

Trust corpus, end of period		$3,785,422	$5,608,212

Distributions per unit (14,579,345 units)	3	$2.93	$3.09

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2012, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first nine months of 2012, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

Texas imposes a franchise tax on generally all entity types providing limited liability protection at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2012, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 2, 2012	October 15, 2012	October 29, 2012	$.23205
November 5, 2012	November 15, 2012	November 29, 2012	$.32546

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2012.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2012 was $11,918,507, or $0.82 per unit. Royalty income for the three months ended September 30, 2012 amounted to $12,354,767 while interest income was $1,594. General and administrative expenses totaled $437,854 for the three months ended September 30, 2012.

Distributions during the period were $.37365, $.33762, and $.24781 per Unit payable to Unit holders of record on July 16, August 15, and September 17, 2012, respectively.

Royalty income for the quarter ended September 30, 2012 decreased approximately $4,796,000 or 28% compared with the third quarter of 2011. This decrease was caused by decreases in the price of both natural gas and oil ($4.7 million), along with a decrease in the production of oil ($1.0 million). These decreases were offset somewhat by an increase in the production of natural gas ($0.5 million) along with decreases in taxes ($0.4 million). Compared to the preceding quarter ended June 30, 2012, royalty income decreased approximately $2,753,000 or 18%, due mainly to decreases in the price of both natural gas and oil ($2.0 million), a decrease in the production of both natural gas and oil ($0.7 million), and a decrease in refunded state withholding taxes ($0.2 million). These decreases were tempered somewhat by a decrease in production taxes and operating expenses ($0.2 million).

Royalty income for the nine months ended September 30, 2012 decreased $4,525,000 or 10% compared with the same time period in 2011. This decrease was due mainly to a decrease in the price of natural gas ($7.0 million), along with a decrease in the production of oil ($0.5 million), and an increase in operating expenses ($0.2 million). These decreases were offset somewhat by an increase in the production of natural gas ($1.7 million), an increase in the price of oil ($0.6 million), as well as a refund of the 2011 Oklahoma and New Mexico state income taxes in 2012 ($0.7 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volumes:

	Quarter Ended
	September 30,	September 30,	June 30,
	2012	2011	2012
Production
Oil (Bbls)	102,391	114,258	104,780
Gas (Mcfs)	1,937,322	1,748,866	2,133,201

Average Price
Oil (per Bbl)	$80.89	$89.21	$96.53
Gas (per Mcf)	$2.59	$4.73	$2.78

	Nine-Months Ended
	September 30,	September 30,
	2012	2011
Production
Oil (Bbls)	316,060	321,507
Gas (Mcfs)	5,723,330	5,148,747

Average Price
Oil (per Bbl)	$90.13	$88.13
Gas (per Mcf)	$3.00	$4.35

Gas revenues received for the three months ended September 30, 2012, related primarily to production for April 2012 through June 2012. The average price of gas as reported by the Henry Hub for the same time period was $2.09 per Mcf. The average price of gas for the Henry Hub was $2.32 per Mcf for January 2012 through September 2012. Oil revenues for the three months ended September 30, 2012 related primarily to production for May 2012 through July 2012. The average price of oil as reported by NYMEX for that time period was $88.71 per barrel. The average price of oil was $96.23 per barrel for January 2012 through September 2012. As of October 23, 2012, the average price of gas for the Henry Hub was $3.11 per Mcf and the average price of oil reported by NYMEX was $88.73 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2012 increased approximately $100 compared with the third quarter of 2011. Compared to the preceding quarter ended June 30, 2012, interest income decreased approximately $400. Interest income for the nine months ended September 30, 2012 increased approximately $1,600 over the same time period in 2011. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2012 decreased by approximately $10,400 compared to the same quarter of 2011 primarily due to decreases in legal and other professional services of approximately $11,000, transfer agent fees of approximately $4,100 and timing of payment of tax reporting fees of approximately $3,600. These decreases were offset somewhat by an increase in escrow agent/trustee fees of approximately $8,100. Compared to the previous quarter ended June 30, 2012, general and administrative expenses decreased approximately $372,700 due mainly to timing of annual expenses for engineering services of approximately $180,500, printing costs associated with annual reporting of approximately $107,700, legal and other professional services of approximately $74,100 and transfer agent fees of approximately $11,000.

General and administrative expenses increased approximately $175,200 for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to increases in legal and other professional expenses of approximately $66,700, engineering services of approximately $65,800, printing and unitholder information services of approximately $30,400 and escrow agent/trustee fees of approximately $24,800. These increases were tempered by a decrease in the timing of payment of tax reporting fees of approximately $19,500.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2012.

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

Date: November 7, 2012

(The Trust has no directors or executive officers.)