Form 10-K
period 2012-12-31
SABINE ROYALTY TRUST
filed 2013-03-01
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $731 million.

At February 26, 2013, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2012 were $2,335,677 of which, pursuant to the terms of the Trust Agreement, $325,148 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $975,435 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 26, 2013, there were 14,579,345 Units outstanding.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@sbr-sabineroyalty.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Service will likely take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

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

Under current law, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. The highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts for taxable years beginning after December 31, 2012. For these purposes, investment income generally will include a Unit holder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

Texas.    Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

REGULATION AND PRICES

Regulation

General

Exploration for and production and sale of oil and gas are extensively regulated at the national, state, and local levels. Oil and gas development and production activities are subject to state law, regulation and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

Laws affecting the oil and gas industry and the distribution of its products are under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous governmental departments and agencies are authorized by statute to issue, and have issued, rules and regulations binding on the oil and gas industry which are often difficult and costly to comply with and which impose substantial penalties for the failure to comply.

Natural Gas

Prices for the sale of natural gas, like the sale of other commodities, are governed by the marketplace and the provisions of applicable gas sales contracts. The Federal Energy Regulatory Commission (“FERC”), which principally is responsible for regulating interstate transportation and the sale of natural gas, has taken significant steps in the implementation of a policy to restructure the natural gas pipeline industry to promote full competition in the sales of natural gas, so that all natural gas suppliers, including pipelines, can compete equally for sales customers. This policy has been implemented largely through restructuring proceedings and is subject to continuing refinement. The effects of this policy are now presumably fully reflected in the natural gas markets. The current policy of FERC continues to promote increased competition among gas industry participants. Accordingly, various regulations and orders have been proposed and implemented to encourage nondiscriminatory open-access transportation by interstate pipelines and to provide for the unbundling of pipeline services so that such services may also be furnished by non-pipeline suppliers on a competitive basis.

Many other statutes, rules, regulations and orders affect the pricing or transportation of natural gas. Some of the provisions are and will be subject to court or administrative review. Consequently, uncertainty as to the ultimate impact of these regulatory provisions on the prices and production of natural gas from the Royalty Properties is expected to continue for the foreseeable future.

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

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years, and, although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Royalty Properties by the current or previous operators. Federal, state and local laws applicable to oil and gas-related wastes and properties have become increasingly more stringent. Under these laws, removal or remediation of previously disposed wastes or property contamination could be required by a governmental authority.

Climate Change/Hydraulic Fracturing.    Climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (the “EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, the EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry and required persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, the EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and that extended the reporting deadline to September 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions.

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to wells that are hydraulically fractured or refractured, and to storage tanks and other equipment.

Congress and various states, including Texas, Louisiana, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has developed draft underground injection control for oil and natural gas hydraulic fracturing activities using diesel fuel. A relevant issue is how the EPA will define diesel, which could cover a variety of oils that are not diesel but that have similar carbon-chain molecules.

EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas, which is expected to be completed in 2014. This study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely.

The Trustee cannot predict the effect that noncompliance with existing environmental laws, rules and regulations; compliance with new legislation or regulation, or enforcement policies thereunder; or claims for damages to property, employees, other persons and the environment resulting from operations on the Royalty Properties could have on the Trust or Unit holders. Even if the Trust were not directly liable for costs or expenses related to these matters, increased costs to achieve compliance with existing or new environmental laws, rules or regulations or to respond to an enforcement action or a private party action could result in wells being plugged and abandoned earlier in their productive lives, resulting in a loss of reserves and revenues to the Trust.

Prices

Oil

The Trust’s average per barrel oil price increased from $87.22 in 2011 to $88.77 in 2012. The Trustee believes that increased demand due to international instability led to the increase. Oil prices remained volatile in 2012. This increase did not drive prices to pre-recession levels, as the recovery of the economy continues to be slower than expected.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2012 on natural gas volumes sold of $2.99 per Mcf represented a decrease from the $4.36 per Mcf received in 2011, due largely to concerns of continued over supply and soft demand because of the slow economic recovery along with a warmer-than-average winter.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2012, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2012.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2013 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 21, 2013

Bank of America N.A.

P. O. Box 830650

Dallas, Texas 75283-0650

Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2013, of certain properties owned by Sabine Royalty Trust (the Trust). The evaluation was prepared for the purpose of reporting estimates of Trust reserves and associated future net revenue. This evaluation was completed on February 21, 2013. The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust. Bank of America has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2013. The properties appraised account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2012. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others. Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the legal pressure base of the state in which the interest is located. Condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

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

Data used in this evaluation were obtained from reviews with Bank of America personnel, Bank of America files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2012 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

Methodology and Procedures

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

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

The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 26 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. These undeveloped reserves represent only 5 percent of the total net reserves evaluated herein.

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

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices are based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $94.67 per barrel and a Henry Hub gas reference price of $2.76 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Bank of America, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $90.08 per barrel of oil and condensate, $2.72 per thousand cubic feet of gas, and $33.21 per barrel of NGL.

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

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2013, estimated oil and gas volumes. The reserves estimated in this report can be produced under current regulatory guidelines.

Our estimates of the Trust’s net proved reserves, as of January 1, 2013, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2013
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)
Florida	38	1	0	0
Louisiana	86	495	3	0
Mississippi	145	709	49	0
New Mexico	480	2,634	0	0
Oklahoma	649	10,857	0	0
Texas	4,898	23,946	151	3,008

Total	6,296	38,642	203	3,008

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2013, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2013	43,228
2014	39,948
2015	37,120

Subtotal	120,296
Remaining	450,048

Total	570,344

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2013, is estimated to be M$250,114.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4-10(a) (1)-(32) of Regulation S-X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S-K of the Securities and Exchange Commission; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year (January 1, 2012), and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 26 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

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

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Bank of America dated February 21, 2013, and that I, as Senior Vice President, was responsible for the preparation of this report.

2.	That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 38 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Paul J. Szatkowski, P.E.
Paul J. Szatkowski, P.E.
[SEAL]	Senior Vice President DeGolyer and MacNaughton

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2013 will be approximately $2,475,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $257,120,985 at January 1, 2012 to $250,113,950 at January 1, 2013. This decrease resulted primarily from the gas prices used in the calculation of such amount, from an average price of $3.88 per Mcf at January 1, 2012 to an average price of $2.72 per Mcf of gas at January 1, 2013. This decrease was exacerbated somewhat by a decrease in the oil prices used in calculating the present value of future net revenue from an average price of $90.74 per barrel at January 1, 2012 to an average price of $90.08 per barrel of oil at January 1, 2013.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 19, 2013, NYMEX posted oil prices were approximately $95.86 per barrel, which compared to the average posted price of $94.67 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 19, 2013, NYMEX posted gas prices were $3.15 per million British thermal units. The use of such price, as compared to the average posted price of $2.76 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2012	High	Low
First Quarter	$66.50	$59.61	$0.94948
Second Quarter	63.00	45.57	1.02602
Third Quarter	56.01	50.00	0.95908
Fourth Quarter	52.35	38.86	0.76632

	Sales Price		Distributions per Unit
2011	High	Low
First Quarter	$65.00	$56.02	$0.78196
Second Quarter	70.54	59.82	1.10155
Third Quarter	67.00	47.43	1.20227
Fourth Quarter	67.44	60.00	0.88039

At February 26, 2013, there were 14,579,345 Units outstanding and approximately 1,442 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2012	2011	2010	2009	2008
Royalty Income	$54,648,942	$60,683,565	$56,087,045	$41,491,746	$90,886,060
Distributable Income	52,320,222	58,559,410	53,976,491	39,246,196	89,008,982
Distributable Income per Unit	3.59	4.02	3.70	2.69	6.11
Total Assets at Year End	5,255,415	6,256,750	5,362,706	5,523,658	7,118,136
Distributions per Unit	3.70	3.97	3.70	2.79	6.04

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2010, 2011 and 2012.

Net royalty income during 2012 decreased approximately $6,035,000, or 9.9 percent, compared to 2011 net royalty income, which had increased approximately $4,597,000, or 8.2 percent, from 2010 net royalty income.

Revenues generated by sales of oil and gas decreased in 2012 from 2011 as a result of lower gas prices ($9.5 million), offset somewhat by higher oil and gas sales volumes ($2.2 million), higher oil prices ($0.7 million), and state income tax refunds ($0.7 million)

Gas volumes increased from 6,912,203 thousand cubic feet (“Mcf”) in 2011 to 7,581,774 Mcf in 2012 after increasing slightly from 6,894,361 Mcf in 2010. The average price per Mcf of gas received by the Trust decreased from $4.36 in 2011 to $2.99 in 2012 after decreasing from $4.55 in 2010. The Trustee believes that the positive trend in gas prices in 2010 was due in part to the recovery of the economy, but concerns of over supply persisted into 2011, along with the fact that the economic upturn was more sluggish than predicted. Oversupply and decreased demand due to the slow economic recovery and a warmer-than-average winter in 2012 drove natural gas prices down significantly for most of the year. The fourth quarter of 2012 showed a slight upturn in the price of natural gas.

Oil volumes sold increased to 432,454 barrels (“Bbls”) in 2012 from 430,203 Bbls in 2011, after having decreased from 442,936 Bbls in 2010. The average sales price of oil increased to $88.77 per Bbl in 2012, from $87.22 per Bbl in 2011, which was an increase from $70.82 per Bbl in 2010. Due to the recovering economy, although softer than expected, an increased demand for oil translated to increasing prices in 2010. 2011 was a volatile year, where the uncertainty of the European economy, political unrest, and a continued lackluster performance of the U.S. economy caused oil prices to fluctuate, but still trended higher than the oil prices of 2010. In 2012, a continued economic recovery, although slower than expected, along with increased demand for oil due to international instability made for slightly higher oil prices than in 2011.

Interest income increased to $7,000 in 2012 from $5,000 in 2011, which had increased from $4,000 in 2010. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,336,000 in 2012 from $2,129,000 in 2011 due mainly to increases in engineering services of approximately $65,800, legal services of approximately $46,800, trustee/escrow agent fees of approximately $32,100, auditing fees of approximately $25,000, and unitholder information services of approximately $27,400.

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

In June 2012, the Trust received a refund of $440,171 from the State of Oklahoma and in July 2012, the Trust received a a refund of $210,765 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. The State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s July and August 2012 distributions, respectively.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2012.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2010 and 2012. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2012	$88.77	$2.99
2011	87.22	4.36
2010	70.82	4.55

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 1, 2013

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2012	2011
Assets
Cash and short-term investments	$4,801,131	$5,751,947
Royalty interests in oil and gas properties less accumulated amortization of $21,940,901 (2012) and $21,890,382 (2011)	454,284	504,803

Total	$5,255,415	$6,256,750

Liabilities and Trust Corpus
Trust expenses payable	$200,902	$172,732
Other payables (Note 4)	987,200	329,705

Total liabilities	1,188,102	502,437
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,067,313	5,754,313

Total	$5,255,415	$6,256,750

Statements of Distributable Income

	Year Ended December 31,
	2012	2011	2010
Royalty Income	$54,648,942	$60,683,565	$56,087,045
Interest Income	6,957	5,267	3,733

Total	54,655,899	60,688,832	56,090,778
General and administrative expenses (Note 6)	2,335,677	2,129,422	2,114,287

Distributable income	$52,320,222	$58,559,410	$53,976,491

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.59	$4.02	$3.70

Statements of Changes in Trust Corpus

	2012	2011	2010
Trust corpus, beginning of year	$5,754,313	$5,086,272	$5,196,517
Amortization of royalty interests	(50,519)	(67,204)	(77,690)
Distributable income	52,320,222	58,559,410	53,976,491
Distributions to unit holders (Note 3)	(53,956,703)	(57,824,165)	(54,009,046)

Trust corpus, end of year	$4,067,313	$5,754,313	$5,086,272

Distributions per unit (Note 3)	$3.70	$3.97	$3.70

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

The wells on the properties conveyed to the Trust are operated by many companies including large, established companies such as BP Amoco, Chevron, ConocoPhillips and ExxonMobil. The Trustee believes these operators utilize the recovery methods best suited for the particular formations on which the properties are located.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2012.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America, Private Wealth Management, EIN: 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, email address trustee@sbr-sabineroyalty.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabineroyalty.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In June 2012, the Trust received a refund of $440,171 from the State of Oklahoma and in July 2012, the Trust received a refund of $210,765 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by purchasers. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. The State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s July and August 2012 distributions, respectively.

4. Other Payables

Other payables consist of the following:

December 31,	2012	2011
Royalty receipts in suspense pending verification of ownership interest or title	$987,200	$329,705

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2012, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 4, 2013	January 15, 2013	January 29, 2013	$.25115
February 5, 2013	February 15, 2013	February 28, 2013	$.33442

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2012	2011	2010
Trustee’s fee	$325,148	$317,119	$320,721
Escrow agent’s fee	975,435	951,336	962,144
Professional fees	497,309	363,749	278,557
Unit holders’ services fees	339,634	306,469	336,586
Other	198,151	190,749	216,279

Total General and Administrative Expenses	$2,335,677	$2,129,422	$2,114,287

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2012 and 2011 (in thousands, except per Unit amounts):

2012	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,211	$14,651	$1.00
Second Quarter	15,108	14,300	0.98
Third Quarter	12,355	11,919	0.82
Fourth Quarter	11,975	11,450	0.79

	$54,649	$52,320	$3.59

2011	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,678	$13,174	$0.90
Second Quarter	16,371	15,690	1.08
Third Quarter	17,151	16,704	1.15
Fourth Quarter	13,484	12,991	0.89

	$60,684	$58,559	$4.02

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2010	5,260	32,938
Revisions of previous statements	694	10,369
Production	(381)	(6,416)

December 31, 2010	5,573	36,891
Revisions of previous statements	616	5,120
Production	(368)	(5,628)

December 31, 2011	5,821	36,383
Revisions of previous statements	1,061	11,679
Production	(383)	(6,412)

December 31, 2012	6,499	41,650

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2010	5,130	31,225
December 31, 2010	5,368	33,428
December 31, 2011	5,662	33,368
December 31, 2012	6,296	38,642

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average oil and gas prices ($90.08 per bbl and $2.72 per Mcf, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Trust prices may differ from posted NYMEX prices due to differences in product quality and property location. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2012	2011	2010
Future net cash inflows	$570,344	$565,686	$479,236
Discount of future net cash flows @ 10%	(320,230)	(308,565)	(251,398)

Standardized measure of discounted future net cash inflows	$250,114	$257,121	$227,838

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Standardized measure of discounted future net cash flows, January 1,	$257,121	$227,838	$177,712
Royalty income, net of severance and ad valorem taxes	(54,649)	(60,684)	(56,087)
Changes in prices, net of related costs	(25,071)	34,172	39,719
Revisions of previous estimates and other	47,001	33,011	48,723
Accretion of discount	25,712	22,784	17,771

Standardized measure of discounted future net cash flows, December 31,	$250,114	$257,121	$227,838

Subsequent to year end, the price of both oil and gas continued to fluctate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 19, 2013, NYMEX posted oil prices were approximately $95.86 per barrel, which compared to the posted price of $94.67 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February 19, 2013, NYMEX posted gas prices were $3.15 per million British thermal units. The use of such price, as compared to the posted price of $2.76 per million British thermal units, used to calculate the future net revenue of the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. State Taxes

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities having limited liability protection. Trusts that meet certain statutory requirements are generally exempt from the franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from the Texas franchise tax at the Trust level as a passive entity, each Unit holder that should be a business entity subject to the Texas franchise tax would generally include its share of the Trust’s revenue in its franchise tax computation. The source of such income to a Unit holder would be Texas because the Trust’s day-to-day operations are conducted in Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas:

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2012 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2012, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 1, 2013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 26, 2013, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Fayez Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	801,249(1)	5.5%

(1)	Fayez Sarofim reported as of December 31, 2011, he directly and through certain affiliated entities owned 801,249 Units, of which he had sole voting and dispositive power with respect to 650,000 Units and shared voting and dispositive power with respect to 151,249 Units.

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 26, 2013 an aggregate of 308,860 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 214,023 of such Units.

(c) Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit fees	$148,500	$123,500
Audit-related fees	$0	$0
Tax fees	$24,200	$26,950
All other fees	$0	$0

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2012 and 2011

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2012

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2012

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)		–	Report dated February 15, 2013 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2012.

(99.2)		–	Report dated March 1, 2013 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper Senior Vice-President

Date: March 1, 2013

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 1, 2013 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)	–	Report dated February 15, 2013 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2012.

(99.2)	–	Report dated March 1, 2013 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.