Form 10-Q
period 2013-03-31
SABINE ROYALTY TRUST
filed 2013-05-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 7, 2013: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2012 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2013, the distributable income for the three-month periods ended March 31, 2013 and 2012 and the changes in trust corpus for the three-month periods ended March 31, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2013, and the related condensed statements of distributable income for the three-month periods ended March 31, 2013 and 2012 and changes in trust corpus for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2012, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 1, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2012 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

May 7, 2013

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2013	December 31, 2012

Assets
Cash and short-term investments		$6,802,994	$4,801,131
Royalty interests in oil and gas properties (less accumulated amortization of $21,955,023 and $21,940,901 at March 31, 2013 and December 31, 2012)		440,162	454,284

TOTAL		$7,243,156	$5,255,415

Liabilities and Trust Corpus
Trust expenses payable		$180,426	$200,902
Other payables	4	248,060	987,200

		428,486	1,188,102
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,814,670	4,067,313

TOTAL		$7,243,156	$5,255,415

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2013	2012
Royalty Income		$15,502,122	$15,211,002
Interest Income		1,409	1,720

Total		15,503,531	15,212,722
General and administrative expenses		(495,694)	(561,507)

Distributable Income		$15,007,837	$14,651,215

Distributable Income per unit (14,579,345 units)	1,3,5	$1.03	$1.00

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2013	2012
Trust corpus, beginning of period		$4,067,313	$5,754,313
Amortization of royalty interests		(14,122)	(16,325)
Distributable income		15,007,837	14,651,215
Distributions	3	(12,246,358)	(13,842,797)

Trust corpus, end of period		$6,814,670	$6,546,406

Distributions per unit (14,579,345 units)	3	$.84	$.95

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2013, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first three months of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2013, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 3, 2013	April 15, 2013	April 29, 2013	$.44058

May 3, 2013	May 15, 2013	May 29, 2013	$.35200

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2013.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2013 was $15,007,837, or $1.03 per unit. Royalty income for the three months ended March 31, 2013 amounted to $15,502,122 while interest income was $1,409. General and administrative expenses totaled $495,694 for the three months ended March 31, 2013.

Distributions during the period were $.25115, $.33442, and $.25441 per Unit payable to Unit holders of record on January 15, February 15, and March 15, 2013, respectively.

Royalty income for the quarter ended March 31, 2013 increased approximately $291,000 or 2% compared with the first quarter of 2012. This increase was caused by increases in the production of natural gas and oil ($2.2 million). These increases were offset somewhat by decreases in the price of both natural gas and oil ($1.7 million) along with increases in taxes ($0.3 million). Compared to the preceding quarter ended December 31, 2012, royalty income increased approximately$ 3,527, 000 or 29%, due mainly to a decrease in ad valorem taxes paid (2.2 million), an increase in the price of natural gas ($1.0 million), and an increase in the production of natural gas ($0.9 million). These increases were tempered somewhat by a decrease in the price of oil ($0.4 million) and increases in taxes other than ad valorem taxes ($0.1 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31,	March 31	December 31,
	2013	2012	2012
Production
Oil (Bbls)	116,186	108,889	116,395
Gas (Mcfs)	2,126,160	1,652,807	1,858,445

Average Price
Oil (per Bbl)	$81.30	$92.64	$85.10
Gas (per Mcf)	$3.49	$3.76	$2.97

Gas revenues received for the three months ended March 31, 2013, related primarily to production for October 2012 through December 2012. The average price of gas as reported by the Henry Hub for the same time period was $3.16 per Mcf. The average price of gas for the Henry Hub was $3.12 per Mcf for January 2013 through March 2013. Oil revenues for the three months ended March 31, 2013 related primarily to production for November 2012 through January 2013. The average price of oil as reported by NYMEX for that time period was $89.63 per barrel. The average price of oil was $94.32 per barrel for January 2013 through March 2013. As of April 16, 2013, the average price of gas for the Henry Hub was $3.72 per Mcf and the average price of oil reported by NYMEX was $88.71 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2013 decreased approximately $300 compared with the first quarter of 2012. Compared to the preceding quarter ended December 31, 2012, interest income decreased approximately $200. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2013 decreased by approximately $65,800 compared to the same quarter of 2012 primarily due to decreases in fees for legal and other professional services of approximately $32,000, escrow agent/trustee fees of approximately $13,700 and fees for untiholder information services of approximately $18,000. Compared to the previous quarter ended December 31, 2012, general and administrative expenses decreased $30,000 due mainly to delays in the timing of payment of auditing and other professional services of approximately $34,600, the timing of payment of ad valorem tax rendition services of approximately $24,800, and a decrease in escrow agent/trustee fees of approximately $19,600 and transfer agent fees of approximately $5,500. These decreases were offset somewhat by increases in the timing of the payment of the New York Stock Exchange listing fee of $42,000 and an increase in the timing of payment of unitholder information services of approximately $11,900.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 7, 2013

(The Trust has no directors or executive officers.)