Form 10-Q
period 2013-06-30
SABINE ROYALTY TRUST
filed 2013-08-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 7, 2013: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2012 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2013, the distributable income for the three-month and six-month periods ended June 30, 2013 and 2012 and the changes in trust corpus for the six-month periods ended June 30, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2013, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2013 and 2012 and changes in trust corpus for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

August 7, 2013

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	June 30, 2013	December 31, 2012
Assets
Cash and short-term investments		$4,808,941	$4,801,131
Royalty interests in oil and gas properties (less accumulated amortization of $21,966,350 and $21,940,901 at June 30, 2013 and December 31, 2012)		428,835	454,284

TOTAL		$5,237,776	$5,255,415

Liabilities and Trust Corpus
Trust expenses payable		$117,361	$200,902
Other payables	4	296,733	987,200

		414,094	1,188,102
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,823,682	4,067,313

TOTAL		$5,237,776	$5,255,415

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2013	2012
Royalty Income		$13,857,161	$15,108,143
Interest Income		1,775	2,024

Total		13,858,936	15,110,167
General and administrative expenses		(721,856)	(810,583)

Distributable Income		$13,137,080	$14,299,584

Distributable Income per unit (14,579,345 units)	1,3,5	$.90	$.98

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2013	2012
Royalty Income		$29,359,283	$30,319,145
Interest Income		3,184	3,744

Total		29,362,467	30,322,889
General and administrative expenses		(1,217,550)	(1,372,090)

Distributable Income		$28,144,917	$28,950,799

Distributable Income per unit (14,579,345 units)	1,3,5	$1.93	$1.99

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2013	2012
Trust corpus, beginning of period		$4,067,313	$5,754,313
Amortization of royalty interests		(25,449)	(35,876)
Distributable income		28,144,917	28,950,799
Distributions	3	(27,363,099)	(28,801,499)

Trust corpus, end of period		$4,823,682	$5,867,737

Distributions per unit (14,579,345 units)	3	$1.88	$1.98

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2013, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first six months of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 3, 2013	July 15, 2013	July 29, 2013	$.30479

August 5, 2013	August 15, 2013	August 29, 2013	$.44969

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2013.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2013 was $13,137,080, or $0.90 per unit. Royalty income for the three months ended June 30, 2013 amounted to $13,857,161 while interest income was $1,775. General and administrative expenses totaled $721,856 for the three months ended June 30, 2013.

Distributions during the period were $.44058, $.35200, and $.24428 per Unit payable to Unit holders of record on April 15, May 15, and June 17, 2013, respectively.

Royalty income for the quarter ended June 30, 2013 decreased approximately $1,251,000 or 8% compared with the second quarter of 2012. This decrease was primarily caused by decreases in the production of both natural gas and oil ($1.8 million) along with a decrease in the price of oil ($1.1 million). These decreases were offset somewhat by an increase in the price of natural gas ($1.6 million).

Compared to the preceding quarter ended March 31, 2013, royalty income decreased approximately $1,645,000 or 11%, due mainly to a decrease in the production of both oil and natural gas ($2.8 million). These decreases were tempered somewhat by an increase in the price of both oil and natural gas ($0.7 million) and decreases in taxes and operating expenses ($0.5 million).

Royalty income for the six months ended June 30, 2013 decreased $960,000 or 3% compared with the same time period in 2012. This decrease was due mainly to a decrease in the price of oil ($2.3 million), a decrease in the production of natural gas ($0.1 million), and an increase in taxes and operating expenses ($0.2 million). These decreases were offset somewhat by an increase in the price of natural gas ($1.1 million) along with an increase in the production of oil ($0.5 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2013	June 30, 2012	March 31, 2013
Production
Oil (Bbls)	103,589	104,780	116,186
Gas (Mcfs)	1,642,953	2,133,201	2,126,160

Average Price
Oil (per Bbl)	$85.89	$96.53	$81.30
Gas (per Mcf)	$3.55	$2.78	$3.49

	Six-Months Ended
	June 30, 2013	June 30, 2012
Production
Oil (Bbls)	219,774	213,669
Gas (Mcfs)	3,769,113	3,786,008

Average Price
Oil (per Bbl)	$83.46	$94.55
Gas (per Mcf)	$3.51	$3.21

Gas revenues received for the three months ended June 30, 2013, related primarily to production for January 2013 through March 2013. The average price of gas as reported by the Henry Hub for the same time period was $3.12 per Mcf. The average price of gas for the Henry Hub was $3.75 per Mcf for January 2013 through June 2013. Oil revenues for the three months ended June 30, 2013 related primarily to production for February 2013 through April 2013. The average price of oil as reported by NYMEX for that time period was $93.50 per barrel. The average price of oil was $94.26 per barrel for January 2013 through June 2013. As of July 19, 2013, the average price of gas for the Henry Hub was $3.41 per Mcf and the average price of oil reported by NYMEX was $108.05 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2013 decreased approximately $200 compared with the second quarter of 2012. Compared to the preceding quarter ended March 31, 2013, interest income increased approximately $400. Interest income for the six months ended June 30, 2013 decreased approximately $600 compared to the same time period in 2012. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2013 decreased by approximately $88,700 compared to the same quarter of 2012 primarily due to decreases in fees for legal and other professional services of approximately $62,500, engineering fees of approximately $25,400 and trustee/escrow agent fees of approximately $19,300. These decreases were offset somewhat by an increase in fees for unitholder information services of approximately $22,600. Compared to the previous quarter ended March 31, 2013, general and administrative expenses increased $226,200 due mainly to changes in the timing of payment for annual expenses such as engineering fees of approximately $155,100, and the timing of payment of fees for printing and unitholder information services pertaining to year-end reporting of approximately $128,700. These increases were offset somewhat by a decrease due to the timing of the payment of the New York Stock Exchange listing fee in the first quarter of $42,000 and decreases in legal and other professional fees of approximately $18,100 along with a decrease in trustee/escrow agent fees of approximately $6,400.

Administrative expenses decreased $154,500 for the six months ended June 30, 2013 compared to the same time period in 2012 due primarily to decreases in legal and other professional fees of approximately $80,000; trustee/escrow agent fees of approximately $33,100; engineering services fees of approximately $25,400 and a delay in the timing of payments of audit fees of approximately $14,000.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2013.

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

Date: August 7, 2013

(The Trust has no directors or executive officers.)