Form 10-Q
period 2013-09-30
SABINE ROYALTY TRUST
filed 2013-11-04
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 4, 2013: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2012 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2013, the distributable income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the changes in trust corpus for the nine-month periods ended September 30, 2013 and 2012, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2013, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2013 and 2012 and changes in trust corpus for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Trustee.

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

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

November 4, 2013

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2013	December 31, 2012
Assets
Cash and short-term investments		$7,024,884	$4,801,131
Royalty interests in oil and gas properties (less accumulated amortization of $21,978,116 and $21,940,901 at September 30, 2013 and December 31, 2012)		417,069	454,284

TOTAL		$7,441,953	$5,255,415

Liabilities and Trust Corpus
Trust expenses payable		$143,019	$200,902
Other payables	4	1,186,208	987,200

		1,329,227	1,188,102
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,112,726	4,067,313

TOTAL		$7,441,953	$5,255,415

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2013	2012
Royalty Income		$17,245,077	$12,354,767
Interest Income		1,772	1,594

Total		17,246,849	12,356,361
General and administrative expenses		(415,973)	(437,854)

Distributable Income		$16,830,876	$11,918,507

Distributable Income per unit (14,579,345 units)	1,3,5	$1.15	$.82

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2013	2012
Royalty Income		$46,604,360	$42,673,912
Interest Income		4,956	5,338

Total		46,609,316	42,679,250
General and administrative expenses		(1,633,523)	(1,809,944)

Distributable Income		$44,975,793	$40,869,306

Distributable Income per unit (14,579,345 units)	1,3,5	$3.08	$2.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2013	2012
Trust corpus, beginning of period		$4,067,313	$5,754,313
Amortization of royalty interests		(37,215)	(53,939)
Distributable income		44,975,793	40,869,306
Distributions	3	(42,893,165)	(42,784,258)

Trust corpus, end of period		$6,112,726	$3,785,422

Distributions per unit (14,579,345 units)	3	$2.94	$2.93

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2013, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first nine months of 2013, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 2, 2013	October 15, 2013	October 29, 2013	$.39401

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2013.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2013 was $16,830,876, or $1.15 per unit. Royalty income for the three months ended September 30, 2013 amounted to $17,245,077 while interest income was $1,772. General and administrative expenses totaled $415,973 for the three months ended September 30, 2013.

Distributions during the period were $.30479, $.44969, and $.31073 per Unit payable to Unit holders of record on July 15, August 15, and September 16, 2013, respectively.

Royalty income for the quarter ended September 30, 2013 increased approximately $4,890,000 or 40% compared with the third quarter of 2012. This increase was primarily caused by an increase in the production of oil ($2.5 million) along with increases in the price of both natural gas and oil ($4.0 million). These increases were offset somewhat by a decrease in the production of natural gas ($1.5 million) as well as an increase in taxes and operating expenses ($0.2 million).

Compared to the preceding quarter ended June 30, 2013, royalty income increased approximately $3,388,000 or 24%, due mainly to an increase in the production of oil ($2.4 million) along with an increase in the price of both oil and natural gas ($1.4 million) These increases were tempered somewhat by a decrease in the production of natural gas ($0.3 million) and an increase in taxes and operating expenses ($0.3 million).

Royalty income for the nine months ended September 30, 2013 increased $3,930,000 or 9% compared with the same time period in 2012. This increase was due mainly to an increase in the production of oil ($2.9 million) and an increase in the price of natural gas ($3.9 million). These increases were offset somewhat by a decrease in the production of natural gas ($1.4 million) along with a decrease in the price of oil ($1.2 million) and an increase in taxes and operating expenses ($0.4 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2013	September 30, 2012	June 30, 2013
Production
Oil (Bbls)	130,291	102,391	103,589
Gas (Mcfs)	1,570,622	1,937,322	1,642,953

Average Price
Oil (per Bbl)	$91.03	$80.89	$85.89
Gas (per Mcf)	$4.10	$2.59	$3.55

	Nine-Months Ended
	September 30, 2013	September 30, 2012
Production
Oil (Bbls)	350,066	316,060
Gas (Mcfs)	5,339,736	5,723,330

Average Price
Oil (per Bbl)	$86.28	$90.13
Gas (per Mcf)	$3.69	$3.00

Gas revenues received for the three months ended September 30, 2013, related primarily to production for April 2013 through June 2013. The average price of gas as reported by the Henry Hub for the same time period was $3.62 per Mcf. The average price of gas for the Henry Hub was $3.69 per Mcf for January 2013 through September 2013. Oil revenues for the three months ended September 30, 2013 related primarily to production for May 2013 through July 2013. The average price of oil as reported by NYMEX for that time period was $98.35 per barrel. The average price of oil as reported by NYMEX was $98.14 per barrel for January 2013 through September 2013. As of October 22, 2013, the average price of gas for the Henry Hub was $3.30 per Mcf and the average price of oil reported by NYMEX was $99.22 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2013 increased approximately $200 compared with the second quarter of 2012. Compared to the preceding quarter ended June 30, 2013, interest income was flat. Interest income for the nine months ended September 30, 2013 decreased approximately $400 compared to the same time period in 2012. Changes in interest income are the result of changes in interest rates and funds available for investment.

        General and administrative expenses for the quarter ended September 30, 2013 decreased by approximately $21,900 compared to the same quarter of 2012 primarily due to decreases in escrow agent/trustee fees of approximately $26,900, fees for processing revenue of approximately $8,200 and printing and unitholder information services pertaining to unitholder reporting of approximately $8,600. These decreases were offset somewhat by an increase in fees for tax reporting services due to timing of approximately $16,000 as well as an increase in legal and other professional fees of approximately $2,500. Compared to the previous quarter ended June 30, 2013, general and administrative expenses decreased $305,900 due mainly to changes in the timing of payment of annual expenses such as engineering fees of approximately $155,100, the timing of payment of fees for printing and unitholder information services pertaining to year-end reporting of approximately $139,000 and a decrease in legal and other professional fees of approximately $13,800. These decreases were offset somewhat by an increase due to the timing of payment of tax services in the third quarter of $16,000. Administrative expenses decreased $176,400 for the nine months ended September 30, 2013 compared to the same time period in 2012 due primarily to decreases in legal and other professional fees of approximately $85,500; trustee/escrow agent fees of approximately $60,000; engineering services of approximately $25,400 and a delay in the timing of payments of audit fees of approximately $12,900. These decreases were tempered somewhat by an increase in fees for tax reporting due to timing of payments of approximately $11,700 as well as an increase in the NYSE listing fee of $4,000.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2013.

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

Date: November 4, 2013

(The Trust has no directors or executive officers.)