Form 10-K
period 2013-12-31
SABINE ROYALTY TRUST
filed 2014-03-03
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule b-2 of the Act).  Yes ☐    No  ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $753 million.

At February 26, 2014, there were 14,579,345 units of beneficial interest outstanding.

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of the Trust; (ii) the appointment of Southwest Bank or another successor trustee as trustee of six other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses of the Trust for 2013 were $2,066,007 of which, pursuant to the terms of the Trust Agreement, $295,294 was paid to U.S. Trust, Bank of America Private Wealth Management, as Trustee, and $885,863 was paid to U.S. Trust, Bank of America Private Wealth Management, as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 26, 2014, there were 14,579,345 Units outstanding.

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

Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

The Treasury Department recently issued guidance providing that the FATCA withholding rules described above generally will only apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

Texas.    Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting drilling or underground injection activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release of materials into the environment; or otherwise relating to the protection of the environment should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

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

Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015, all hydraulically fractured or refractured natural gas wells must be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations apply to natural gas wells that are hydraulically fractured or refractured, and to storage tanks and other equipment.

Congress and various states, including Texas, Louisiana, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. The EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). The EPA has issued permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. Under that guidance, EPA defined the term “diesel” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel.

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

Prices

Oil

The Trust’s average per barrel oil price decreased from $88.77 in 2012 to $86.84 in 2013. The Trustee believes that the slow economic recovery led to a decrease in demand for oil in 2013. Oil prices remained volatile in 2013 and the continued sluggishness of the economy as well as the uncertainty of the government’s response to this slow recovery will continue to affect the price of oil.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2013 on natural gas volumes sold of $3.72 per Mcf represented an increase from the $2.99 per Mcf received in 2012, due largely to international instability and increased demand for cleaner-burning fuels. Concerns of continued oversupply and soft demand because of the slow economic recovery along with a warmer-than-average winter kept the price of natural gas from spiking too high.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2013, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2013.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2014 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 18, 2014

Bank of America N.A.

P. O. Box 830650

Dallas, Texas 75283-0650

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2014, of certain properties that Sabine Royalty Trust (the Trust) has represented that it owns. This evaluation was prepared for the purpose of reporting estimates of the Trust’s reserves and associated future net revenue. This evaluation was completed on February 18, 2014. The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Bank of America N.A. (Bank of America) acts as trustee of the Trust. Bank of America has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2014. The properties appraised account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2013. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others.

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

Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization.

Estimates of oil, condensate, NGL, and natural gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Data used in this evaluation were obtained from reviews with Bank of America personnel, Bank of America files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2014 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Bank of America with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

The extent to which probable and possible reserves ultimately may be recategorized as proved reserves is dependent upon future drilling, testing, and well performance. The degree of risk to be applied in evaluating probable and possible reserves is influenced by economic and technological factors as well as the time element. No probable or possible reserves have been evaluated for this report.

Primary Economic Assumptions

Revenue values in this report were estimated using the initial prices and expenses provided by Bank of America. The following economic assumptions were used for estimating existing and future prices and costs:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices are based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $96.90 per barrel and a Henry Hub gas reference price of $3.68 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Bank of America, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $92.11 per barrel of oil and condensate, $3.64 per thousand cubic feet of gas, and $35.07 per barrel of NGL.

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

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2014, estimated oil and gas reserves. The reserves estimated in this report can be produced under current regulatory guidelines.

Our estimates of the Trust’s net proved reserves, as of January 1, 2014, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2014
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate,and NGL(Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)
Florida	57	0	0	0
Louisiana	73	391	5	0
Mississippi	131	483	41	0
New Mexico	457	2,399	0	0
Oklahoma	580	9,697	0	0
Texas	4,699	21,456	216	3,004

Total	5,997	34,426	262	3,004

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2014, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2014	45,675
2015	42,313
2016	38,329

Subtotal	126,317
Remaining	450,531

Total	576,848

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2014, is estimated to be M$258,163.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4-10(a) (1)-(32) of Regulation S-X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S-K of the Securities and Exchange Commission; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year (January 1, 2013), and (iii) at the request of Bank of America and because of the limited availability of data, proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 23 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1936. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This letter report has been prepared at the request of Bank of America on behalf of the Trust. DeGolyer and MacNaughton has used all assumptions, data, procedures, and methods that it considers necessary and appropriate to prepare this report.

Submitted,

/s/ DeGolyer and MacNaughton
DeGOLYER and MacNAUGHTON Texas Registered Engineering Firm F-716

/s/ Paul J. Szatkowski, P.E.
Paul J. Szatkowski, P.E.
Senior Vice President DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Bank of America dated February 18, 2014, and that I, as Senior Vice President, was responsible for the preparation of this report.

2.	That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 39 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2014 will be approximately $2,530,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $250,113,950 at January 1, 2013 to $258,163,043 at January 1, 2014. This increase resulted primarily from the oil and gas prices used in the calculation of such amount, from an average price of $90.08 per barrel of oil and $2.72 per Mcf of gas at January 1, 2013 to an average price of $92.11 per barrel of oil and $3.64 per Mcf of gas at January 1, 2014.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 18, 2014, NYMEX posted oil prices were approximately $102.43 per barrel, which compared to the average posted price of $96.90 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February, 18, 2014, NYMEX posted gas prices were $5.55 per million British thermal units. The use of such price, as compared to the average posted price of $3.68 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2013	High	Low
First Quarter	$48.59	$39.94	$0.83998
Second Quarter	55.00	46.13	1.03686
Third Quarter	53.95	50.01	1.06521
Fourth Quarter	53.16	49.50	0.97440

	Sales Price		Distributions per Unit
2012	High	Low
First Quarter	$66.50	$59.61	$0.94948
Second Quarter	63.00	45.57	1.02602
Third Quarter	56.01	50.00	0.95908
Fourth Quarter	52.35	38.86	0.76632

At February 20, 2014, there were 14,579,345 Units outstanding and approximately 1,341 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2013	2012	2011	2010	2009
Royalty Income	$60,778,627	$54,648,942	$60,683,565	$56,087,045	$41,491,746
Distributable Income	58,719,392	52,320,222	58,559,410	53,976,491	39,246,196
Distributable Income per Unit	4.03	3.59	4.02	3.70	2.69
Total Assets at Year End	6,949,006	5,255,415	6,256,750	5,362,706	5,523,658
Distributions per Unit	3.92	3.70	3.97	3.70	2.79

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2011, 2012 and 2013.

Net royalty income during 2013 increased approximately $6,130,000, or 11.2 percent, compared to 2012 net royalty income, which had decreased approximately $6,035,000, or 9.9 percent, from 2011 net royalty income.

Revenues generated by sales of oil and gas increased in 2013 from 2012 as a result of higher gas prices ($5.5 million) and higher oil sales volumes ($3.6 million), offset somewhat by lower gas sales volumes ($2.1 million) and lower oil prices ($0.8 million)

Gas volumes decreased from 7,581,774 thousand cubic feet (“Mcf”) in 2012 to 7,015,254 Mcf in 2013 after increasing from 6,912,203 Mcf in 2011. The average price per Mcf of gas received by the Trust increased from $2.99 in 2012 to $3.72 in 2013 after decreasing from $4.36 in 2011. The Trustee believes that the negative trend in gas prices from 2011 to 2012 was due mostly to oversupply and a decreased demand due to a warmer-than-average winter in 2012 that drove natural gas prices down significantly for most of the year. The fourth quarter of 2012 showed a slight upturn in the price of natural gas that continued as a trend in 2013 due to largely to international instability and increased demand for cleaner-burning fuels.

Oil volumes sold increased to 474,095 barrels (“Bbls”) in 2013 from 432,454 Bbls in 2012, after having increased from 430,203 Bbls in 2011. The average sales price of oil decreased to $86.84 per Bbl in 2013, from $88.77 per Bbl in 2012, which was an increase from $87.22 per Bbl in 2011. 2011 was a volatile year, with the uncertainty of the European economy, political unrest, and a continued lackluster performance of the U.S. economy causing oil prices to fluctuate, but still trend upward. In 2012, a continued economic recovery and increased demand for oil made for higher prices than 2011. With the economy growing at an even slower pace in 2013, lower demand for oil caused the prices to decrease from the 2012 levels.

Interest income was $7,000 in 2013, unchanged from 2012, which had increased from $5,000 in 2011. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased to $2,066,000 in 2013 from $2,336,000 in 2012 due mainly to decreases in trustee/escrow agent fees of approximately $119,400; legal services of approximately $98,800, enginering services of approximately $25,400 and auditing fees of approximately $41,800. These decreases were offset somewhat by increases in printing and unitholder information services of approximately $10,000, ad valorem rendition services of approximately $ 4,700 and professional services of approximately $5,300.

General and administrative expenses increased to $2,336,000 in 2012 from $2,129,000 in 2011 due mainly to increases in engineering services of approximately $65,800, legal services of approximately $46,800, trustee/escrow agent fees of approximately $32,100, auditing fees of approximately $25,000, and unitholder information services of approximately $27,400.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In June 2013, the Trust received a refund of $376,838 from the State of Oklahoma and in September 2013, the Trust received a refund of $201,691 from the State of New Mexico. In June 2012, the Trust received a refund of $440,171 from the State of Oklahoma and in July 2012, the Trust received a refund of $210,765 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s July 2013, September 2013, July 2012 and August 2012 distributions, respectively.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2013.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2011 and 2013. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2013	$86.84	$3.72
2012	88.77	2.99
2011	87.22	4.36

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7 and the satisfaction or waiver of conditions to the Trustee’s resignation contained in Item 1, “Business”. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices (including, without limitation, the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations), the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors”.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2013 and 2012, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2013, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 3, 2014

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2013	2012
Assets
Cash and short-term investments	$6,547,635	$4,801,131
Royalty interests in oil and gas properties less accumulated amortization of $21,993,814 (2013) and $21,940,901 (2012)	401,371	454,284

Total	$6,949,006	$5,255,415

Liabilities and Trust Corpus
Trust expenses payable	$112,760	$200,902
Other payables (Note 4)	1,201,733	987,200

Total liabilities	1,314,493	1,188,102
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,634,513	4,067,313

Total	$6,949,006	$5,255,415

Statements of Distributable Income

	Year Ended December 31,
	2013	2012	2011
Royalty Income	$60,778,627	$54,648,942	$60,683,565
Interest Income	6,772	6,957	5,267

Total	60,785,399	54,655,899	60,688,832
General and administrative expenses (Note 6)	2,066,007	2,335,677	2,129,422

Distributable income	$58,719,392	$52,320,222	$58,559,410

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$4.03	$3.59	$4.02

Statements of Changes in Trust Corpus

	2013	2012	2011
Trust corpus, beginning of year	$4,067,313	$5,754,313	$5,086,272
Amortization of royalty interests	(52,913)	(50,519)	(67,204)
Distributable income	58,719,392	52,320,222	58,559,410
Distributions to unit holders (Note 3)	(57,099,279)	(53,956,703)	(57,824,165)

Trust corpus, end of year	$5,634,513	$4,067,313	$5,754,313

Distributions per unit (Note 3)	$3.92	$3.70	$3.97

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to Unit holders that it will be resigning as Trustee subject to the conditions set forth below. Bank of America, N.A. intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of Unit holders of the Trust to be called for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of the Trust; (ii) the appointment of Southwest Bank or another successor trustee as trustee of six other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2013.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2013.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In June 2013, the Trust received a refund of $376,838 from the State of Oklahoma and in September 2013, the Trust received a refund of $201,691 from the State of New Mexico. In June 2012, the Trust received a refund of $440,171 from the State of Oklahoma and in July 2012, the Trust received a refund of $210,765 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s July 2013, September 2013, July 2012 and August 2012 distributions, respectively.

4. Other Payables

Other payables consist of the following:

December 31,	2013	2012
Royalty receipts in suspense pending verification of ownership interest or title	$1,201,733	$987,200

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2013, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 3, 2014	January 15, 2014	January 29, 2014	$.36228
February 5, 2014	February 18, 2014	February 28, 2014	$.27200

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2013	2012	2011
Trustee’s fee	$295,294	$325,148	$317,119
Escrow agent’s fee	885,863	975,435	951,336
Professional fees	328,355	497,309	363,749
Unit holders’ services fees	346,003	339,634	306,469
Other	210,492	198,151	190,749

Total General and Administrative Expenses	$2,066,007	$2,335,677	$2,129,422

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2013 and 2012 (in thousands, except per Unit amounts):

2013	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,502	$15,008	$1.03
Second Quarter	13,857	13,137	0.90
Third Quarter	17,245	16,831	1.15
Fourth Quarter	14,175	13,743	0.95

	$60,779	$58,719	$4.03

2012	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,211	$14,651	$1.00
Second Quarter	15,108	14,300	0.98
Third Quarter	12,355	11,919	0.82
Fourth Quarter	11,975	11,450	0.79

	$54,649	$52,320	$3.59

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2011	5,573	36,891
Revisions of previous statements	616	5,120
Production	(368)	(5,628)

December 31, 2011	5,821	36,383
Revisions of previous statements	1,061	11,679
Production	(383)	(6,412)

December 31, 2012	6,499	41,650
Revisions of previous statements	156	1,247
Production	(396)	(5,467)

December 31, 2013	6,259	37,430

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2011	5,368	33,428
December 31, 2011	5,662	33,368
December 31, 2012	6,296	38,642
December 31, 2013	5,997	34,426

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($96.90 per bbl and $3.68 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $92.11 per barrel and $3.64 per Mcf. The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2013	2012	2011
Future net cash inflows	$576,848	$570,344	$565,686
Discount of future net cash flows @ 10%	(318,685)	(320,230)	(308,565)

Standardized measure of discounted future net cash inflows	$258,163	$250,114	$257,121

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Standardized measure of discounted future net cash flows, January 1,	$250,114	$257,121	$227,838
Royalty income, net of severance and ad valorem taxes	(60,779)	(54,649)	(60,684)
Changes in prices, net of related costs	17,397	(25,071)	34,172
Revisions of previous estimates and other	26,420	47,001	33,011
Accretion of discount	25,011	25,712	22,784

Standardized measure of discounted future net cash flows, December 31,	$258,163	$250,114	$257,121

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 18, 2014, NYMEX posted oil prices were approximately $102.43 per barrel, which compared to the average posted price of $96.90 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a larger standardized measure of discounted future net cash flows for oil. As of February, 18, 2014, NYMEX posted gas prices were $5.55 per million British thermal units. The use of such price, as compared to the average posted price of $3.68 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a larger standardized measure of discounted future net cash flows for gas.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. State Taxes

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 1992, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas:

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control —Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2013 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2013, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 3, 2014

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 14, 2014, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(b) Security Ownership of Management. The Trust has no directors or executive officers. Bank of America, N.A., the Trustee, held as of February 4, 2014 an aggregate of 228,875 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 128,838 of such Units.

(c) Changes in Control.    The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit fees	$106,700	$148,500
Audit-related fees	$0	$0
Tax fees	$16,000	$24,200
All other fees	$0	$0

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2013 and 2012

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2013

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2013

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 3, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)		–	Report dated February 10, 2014 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2013.

(99.2)		–	Report dated March 3, 2014 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper Senior Vice-President

Date: March 3, 2014

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Bank of America, Trustee of Sabine Royalty Trust, dated March 3, 2014 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)	–	Report dated February 10, 2014 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2013.

(99.2)	–	Report dated March 3, 2014 of the Statement of Fees and Expenses paid by Sabine Royalty Trust to Bank of America, N.A., as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.