Form 10-Q
period 2014-03-31
SABINE ROYALTY TRUST
filed 2014-05-12
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 1-8424

SABINE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at April 30, 2014: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Bank of America, N.A. (as successor to NationsBank, N.A.), as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2013 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2014, the distributable income for the three-month periods ended March 31, 2014 and 2013 and the changes in trust corpus for the three-month periods ended March 31, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Bank of America, N.A., Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2014, and the related condensed statements of distributable income for the three-month periods ended March 31, 2014 and 2013 and changes in trust corpus for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2013, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 3, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2013 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

May 12, 2014

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2014	December 31, 2013
Assets
Cash and short-term investments		$7,913,617	$6,547,635
Royalty interests in oil and gas properties (less accumulated amortization of $22,004,988 and $21,993,814 at March 31, 2014 and December 31, 2013)		390,197	401,371

TOTAL		$8,303,814	$6,949,006

Liabilities and Trust Corpus
Trust expenses payable		$199,502	$112,760
Other payables	4	1,459,919	1,201,733

		1,659,421	1,314,493
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,644,393	5,634,513

TOTAL		$8,303,814	$6,949,006

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2014	2013
Royalty Income		$13,775,321	$15,502,122
Interest Income		1,228	1,409

Total		13,776,549	15,503,531
General and administrative expenses		(609,296)	(495,694)

Distributable Income		$13,167,253	$15,007,837

Distributable Income per unit (14,579,345 units)	1,3,5	$.90	$1.03

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2014	2013
Trust corpus, beginning of period		$5,634,513	$4,067,313
Amortization of royalty interests		(11,174)	(14,122)
Distributable income		13,167,253	15,007,837
Distributions	3	(12,146,199)	(12,246,358)

Trust corpus, end of period		$6,644,393	$6,814,670

Distributions per unit (14,579,345 units)	3	$.83	$.84

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

On January 9, 2014, U.S. Trust, Bank of America Private Wealth Management gave notice to unitholders that it will be resigning as trustee subject to the conditions set forth below. Bank of America, N.A. nominated Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee at a meeting of unitholders of the Trust called for Thursday, May 22, 2014, for the purpose of approving a successor trustee of the Trust. U.S. Trust, Bank of America Private Wealth Management’s resignation is conditioned on the satisfaction or waiver by U.S. Trust, Bank of America Private Wealth Management of each of the following: (i) the appointment of Southwest Bank as trustee of the Trust; (ii) the appointment of Southwest Bank or another successor trustee as trustee of six other royalty trusts for which U.S. Trust, Bank of America Private Wealth Management currently serves as trustee and as agent under a disbursing arrangement for which it currently serves as agent; (iii) the accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between U.S. Trust, Bank of America Private Wealth Management and Southwest Bank; and (iv) no governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, U.S. Trust, Bank of America Private Wealth Management’s resignation or the other actions described above. The effective date of U.S. Trust, Bank of America Private Wealth Management’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived as of such date.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2014, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first three months of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 3, 2014	April 15, 2014	April 29, 2014	$.42267

May 5, 2014	May 15, 2014	May 29, 2014	$.39808

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2014.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2014 was $13,167,253, or $0.90 per unit. Royalty income for the three months ended March 31, 2014 amounted to $13,775,321 while interest income was $1,228. General and administrative expenses totaled $609,296 for the three months ended March 31, 2014.

Distributions during the period were $.36228, $.27200, and $.19883 per Unit payable to Unit holders of record on January 15, February 18, and March 17, 2014, respectively.

Royalty income for the quarter ended March 31, 2014 decreased approximately $1,727,000 or 11% compared with the first quarter of 2013. This decrease was primarily caused by a decrease in the production of natural gas ($3.0 million) along with a decrease in the price of oil ($0.1 million). These decreases were offset somewhat by an increase in the price of natural gas ($0.9 million) and an increase in the production of oil ($0.4 million).

Compared to the preceding quarter ended December 31, 2013, royalty income decreased approximately $399,000 or 3%, due mainly to decreases in the production of both oil and natural gas ($1.6 million) along with a decrease in the price of oil ($1.0 million). These decreases were tempered somewhat by an increase in the pricing of natural gas ($0.3 million) and a decrease in ad valorem taxes paid due to timing ($2.0 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2014	March 31, 2013	December 31, 2013
Production
Oil (Bbls)	120,819	116,186	124,029
Gas (Mcfs)	1,362,625	2,126,160	1,700,998

Average Price
Oil (per Bbl)	$80.43	$81.30	$88.44
Gas (per Mcf)	$3.92	$3.49	$3.75

Gas revenues received for the three months ended March 31, 2014, related primarily to production for October 2013 through December 2013. The average price of gas as reported by the Henry Hub for the same time period was $3.45 per Mcf. The average price of gas for the Henry Hub was $4.22 per Mcf for January 2014 through March 2014. Oil revenues for the three months ended March 31, 2014 related primarily to production for November 2013 through January 2014. The average price of oil as reported by NYMEX for that time period was $95.54 per barrel. The average price of oil was $98.34 per barrel for January 2014 through March 2014. As of April 10, 2014, the average price of gas for the Henry Hub was $4.13 per Mcf and the average price of oil reported by NYMEX was $103.60 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2014 decreased approximately $200 compared with the first quarter of 2013. Compared to the preceding quarter ended December 31, 2013, interest income decreased approximately $600. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2014 increased by approximately $113,600 compared to the same quarter of 2013 primarily due to increases in professional and other fees of approximately $64,900, auditing services of approximately $31,600, printing and unitholder information services pertaining to unitholder reporting of approximately $16,300 and fees for processing revenue of approximately $10,700. These increases were offset somewhat by a decrease in escrow agent/trustee fees of approximately $11,000. Compared to the previous quarter ended December 31, 2013, general and administrative expenses increased $176,800 due mainly to professional and other fees of approximately $82,600, annual payment of the NYSE listing fee of $42,000, auditing services of approximately $33,900, escrow agent/trustee fees of approximately $28,900 and printing and unitholder information services pertaining to unitholder reporting of approximately $18,100. These increases were offset somewhat by a decrease in the ad valorem tax fees due to the timing of payment of taxes in the fourth quarter of $29,100.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2014.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: May 12, 2014

(The Trust has no directors or executive officers.)