Form 10-Q
period 2014-09-30
SABINE ROYALTY TRUST
filed 2014-11-10
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 10, 2014: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2013 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2014, the distributable income for the three-month and nine-month periods ended September 30, 2014 and 2013 and the changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2014, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2014 and 2013 and changes in trust corpus for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

November 10, 2014

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2014	December 31, 2013
Assets
Cash and short-term investments		$8,916,482	$6,547,635
Royalty interests in oil and gas properties
(less accumulated amortization of $22,030,431 and $21,993,814 at September 30, 2014 and December 31, 2013)		364,754	401,371

TOTAL		$9,281,236	$6,949,006

Liabilities and Trust Corpus
Trust expenses payable		$147,200	$112,760
Other payables	4	1,857,694	1,201,733

		2,004,894	1,314,493
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,276,342	5,634,513

TOTAL		$9,281,236	$6,949,006

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2014	2013
Royalty Income		$18,427,595	$17,245,077
Interest Income		234	1,772

Total		18,427,829	17,246,849
General and administrative expenses		(469,096)	(415,973)

Distributable Income		$17,958,733	$16,830,876

Distributable Income per unit (14,579,345 units)	1,3,5	$1.23	$1.15

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2014	2013
Royalty Income		$48,741,513	$46,604,360
Interest Income		2,821	4,956

Total		48,744,334	46,609,316
General and administrative expenses		(1,891,786)	(1,633,523)

Distributable Income		$46,852,548	$44,975,793

Distributable Income per unit (14,579,345 units)	1,3,5	$3.21	$3.08

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2014	2013
Trust corpus, beginning of period		$5,634,513	$4,067,313
Amortization of royalty interests		(36,617)	(37,215)
Distributable income		46,852,548	44,975,793
Distributions	3	(45,174,102)	(42,893,165)

Trust corpus, end of period		$7,276,342	$6,112,726

Distributions per unit (14,579,345 units)	3	$3.10	$2.94

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2014, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first nine months of 2014, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219, telephone number 972-919-1350, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 3, 2014	October 15, 2014	October 29, 2014	$.46947

November 5, 2014	November 17, 2014	November 28, 2014	$.35393

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2014.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2014 was $17,958,733, or $1.23 per unit. Royalty income for the three months ended September 30, 2014 amounted to $18,427,595 while interest income was $234. General and administrative expenses totaled $469,096 for the three months ended September 30, 2014.

Distributions during the period were $.25364, $.38632, and $.38170 per Unit payable to Unit holders of record on July 15, August 15, and September 15, 2014, respectively.

Royalty income for the quarter ended September 30, 2014 increased approximately $1,183,000 or 7% compared with the third quarter of 2013. This increase was primarily caused by increases in the pricing of both natural gas and oil ($1.1 million) along with an increase in the production of natural gas ($1.5 million). These increases were offset somewhat by a decrease in the production of oil ($1.1 million) along with an increase in taxes and production expenses corresponding with the increase in revenues ($0.4 million).

Compared to the preceding quarter ended June 30, 2014, royalty income increased approximately $1,889,000 or 11%, due mainly to increases in the pricing of oil ($0.8 million) along with an increase in the production of natural gas ($2.3 million). These increases were offset somewhat by a decrease in the pricing of natural gas ($0.8 million) and a decrease in the production of oil ($0.4 million) along with an increase in taxes and production expenses ($0.2 million).

Royalty income for the nine months ended September 30, 2014 increased $2,137,000 or 5% compared with the same time period in 2013. This increase was due mainly to an increase in the pricing of both natural gas and oil ($4.7 million) and an increase in the production of oil ($1.0 million) along with receipt of settlement funds ($0.2 million). These increases were tempered somewhat by a decrease in the production of natural gas ($3.0 million) along with an increase in taxes and production expenses ($0.8 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2014	September 30, 2013	June 30, 2014
Production
Oil (Bbls)	118,410	130,291	122,226
Gas (Mcfs)	1,920,881	1,570,622	1,388,575

Average Price
Oil (per Bbl)	$96.02	$91.03	$89.34
Gas (per Mcf)	$4.40	$4.10	$4.96

	Nine-Months Ended
	September 30, 2014	September 30, 2013
Production
Oil (Bbls)	361,455	350,066
Gas (Mcfs)	4,672,081	5,339,736

Average Price
Oil (per Bbl)	$88.55	$86.28
Gas (per Mcf)	$4.43	$3.69

Gas revenues received for the three months ended September 30, 2014, related primarily to production for April through June 2014. The average price of gas as reported by the Henry Hub for the same time period was $4.15 per Mcf. The average price of gas for the Henry Hub was $4.12 per Mcf for January through September 2014. Oil revenues for the three months ended September 30, 2014 related primarily to production for May through July 2014. The average price of oil as reported by NYMEX for that time period was $103.85 per barrel. The average price of oil was $99.97 per barrel for January through September 2014. As of October 20, 2014, the average price of gas for the Henry Hub was $3.32 per Mcf and the average price of oil reported by NYMEX was $82.76 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2014 decreased approximately $1,500 compared with the third quarter of 2013. Compared to the preceding quarter ended June 30, 2014, interest income decreased approximately $1,100. Interest income for the nine months ended September 30, 2014 decreased approximately $2,100 compared to the same time period in 2013. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2014 increased by approximately $53,100 compared to the same quarter of 2013 primarily due to increases in legal and other professional fees of approximately $32,400; printing and unitholder information services of approximately $9,700; escrow agent/trustee fees of approximately $9,200; and lockbox service fees of approximately $8,700. These increases were offset somewhat by decreases in revenue processing fees of approximately $7,200.

Compared to the previous quarter ended June 30, 2014, general and administrative expenses decreased approximately $344,300 due mainly to timing of payment for printing and unitholder information services of approximately $176,100; timing of payment of engineering services of approximately $129,500; and decreases in revenue processing fees of approximately $84,200. These decreases were offset somewhat by increases in escrow agent/trustee fees of approximately $25,500; legal and other professional fees of approximately $12,000; and an increase in lockbox fees of approximately $8,700.

Administrative expenses increased $258,300 for the nine months ended September 30, 2014 compared to the same time period in 2013 due primarily to increases in legal and other professional fees of approximately $121,000; printing and unitholder information services of approximately $72,900; revenue processing fees of approximately $72,400; audit fees of approximately $33,400; and lockbox services of approximately $8,700. These increases were tempered somewhat by a decrease in engineering fees of approximately $25,500 as well as a decrease in escrow agent/trustee fees of approximately $24,500.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2014.

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

The Trust has an Internet website and has made available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act at http://www.sbr-sabine.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Trustee continues to utilize the 1992 Framework during its transition to the 2013 Framework.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Items 2-5 not applicable.

Item 6. Exhibits.

Exhibit Number

and Description

4(a)*	Sabine Corporation Amended and Restated Royalty Trust Agreement effective as of May 22, 2014.

(b)**	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined by InterFirst Bank Dallas, N.A., as trustee.

31 Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit 4(a) is incorporated herein by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
**	Exhibit 4(b) is incorporated herein by reference to Exhibit 4(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE ROYALTY TRUST

By:	Southwest Bank Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 10, 2014

(The Trust has no directors or executive officers.)