Form 10-K
period 2014-12-31
SABINE ROYALTY TRUST
filed 2015-03-02
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-8424

Sabine Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Southwest Bank Suite 850 2911 Turtle Creek Boulevard Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $884 million.

At March 2, 2015, there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”). In accordance with the successor trustee provisions of the Trust Agreement, Southwest Bank, as trustee of the Trust (the “Trustee”) is subject to all terms and conditions of the Trust Agreement. The principal office of the trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219. The telephone number of the trust is 1-855-588-7839.

On January 9, 2014, Bank of America, N.A. (as successor to InterFirst Bank Dallas, N.A.) gave notice to Unit holders that it was resigning as the Trustee subject to certain conditions including the appointment of Southwest Bank as trustee of the Trust. At a special meeting of Trust Unit holders the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust, once Bank of America, N.A.’s resignation took effect. The effective date of Bank of America, N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was May 30, 2014. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014 and shall refer to Southwest Bank for periods on or after May 30, 2014.

The Trust maintains an Internet website, and as a result, reports such as its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will now be made available at http://www.sbr-sabine.com as soon as reasonably practicable after such information is electronically filed with or furnished to the SEC.

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

In order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. Southwest Bank now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term “Royalty Properties” includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that were held indirectly through the Trust’s ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

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

Assets of the Trust

The Royalty Properties are the only assets of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. Pending such payment of expenses and distribution to Unit holders, cash may be invested by the Trustee only in certificates of deposit, United States government securities, repurchase agreements secured by United States government securities or other interest bearing accounts in FDIC-insured state or national banks (including the Trustee) so long as the entire amount in such accounts is at all times fully insured by the FDIC. See “Duties and Limited Powers of Trustee” below.

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2014 were $2,404,692 of which, pursuant to the terms of the Trust Agreement, $138,076 was paid to U.S. Trust, Bank of America Private Wealth Management and $182,979 was paid to Southwest Bank, as Trustee, and $414,225 was paid to U.S. Trust, Bank of America Private Wealth Management and $495,032 was paid to Southwest Bank as escrow agent.

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

The Trustee has the discretion to establish a cash reserve for the payment of any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable. The Trustee has the power to borrow funds required to pay liabilities of the Trust as they become due and pledge or otherwise encumber the Trust’s properties if it determines that the cash on hand is insufficient to pay such liabilities. Borrowings must be repaid in full before any further distributions are made to Unit holders. All distributable income of the Trust is distributed on a monthly basis. The Trustee is required to invest any cash being held by it for distribution on the next Distribution Date or as a reserve for liabilities in certificates of deposit, United States government securities, repurchase agreements secured by United States government securities or other interest bearing accounts in FDIC-insured state or national banks (including the Trustee) so long as the entire amount in such accounts is at all times fully insured by the FDIC. The Trustee furnishes Unit holders with periodic reports. See “Item 1 — Description of Units — Reports to Unit Holders.”

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 2, 2015, there were 14,579,345 Units outstanding.

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

Transfer

Units are transferable on the records of the Trustee upon surrender of any certificate in proper form for transfer (or in compliance with the Trustee’s procedures for uncertificated Units) and compliance with such reasonable regulations as the Trustee may prescribe. No service charge is made to the transferor or transferee for any transfer of a Unit, but the Trustee may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in relation to such transfer. Until any such transfer, the Trustee may conclusively treat the holder of a Unit shown by its records as the owner of that Unit for all purposes. Any such transfer of a Unit will, as to the Trustee, vest in the transferee all rights of the transferor at the date of transfer, except that the transfer of a Unit after the Monthly Record Date for a distribution will not transfer the right of the transferor to such distribution.

The transfer of Units by gift and the transfer of Units held by a decedent’s estate, and distributions from the Trust in respect thereof, may be restricted under applicable state law.

American Stock Transfer and Trust Company serves as the transfer agent and registrar for the Units.

Reports to Unit Holders

As promptly as practicable following the end of each fiscal year, the Trustee mails to each person who was a Unit holder on any Monthly Record Date during such fiscal year, a report showing in reasonable detail on a cash basis the receipts and disbursements and income and expenses of the Trust for federal and state tax purposes for each Monthly Period during such fiscal year and containing sufficient information to enable Unit holders to make all calculations necessary for federal and state tax purposes. As promptly as practicable following the end of each of the first three fiscal quarters of each year, the Trustee mails a report for such fiscal quarter showing in reasonable detail on a cash basis the assets and liabilities, receipts and disbursements, and income and expenses of the Trust for such fiscal quarter to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof. Within 120 days following the end of each fiscal year, or such shorter period as may be required by the New York Stock Exchange, the Trustee mails to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof, an annual report containing audited financial statements of the Trust and an audited statement of fees and expenses paid by the Trust to Bank of America and Southwest Bank, as Trustee and escrow agent. See “Federal Taxation” below.

Each Unit holder and his or her duly authorized agent has the right, during reasonable business hours at his or her own expense, to examine and make audits of the Trust and the records of the Trustee, including lists of Unit holders, for any proper purpose in reference thereto.

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN 75-1105980, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting drilling or underground injection activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release of materials into the environment; or otherwise relating to the protection of the environment should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

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

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years, and, although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Royalty Properties by the current or previous operators. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have become increasingly more stringent. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of the operations. Under these laws, removal or remediation of previously disposed wastes or property contamination at a drill site or a waste disposal facility could be required by a governmental authority regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken could be required by a governmental authority.

Climate Change/Hydraulic Fracturing.    Climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (“EPA”) issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and required reporting by regulated facilities by September 30, 2011 and annually thereafter. On November 30, 2010, EPA published a final rule that set forth reporting requirements for the petroleum and natural gas industry and required persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year to report annually carbon dioxide, methane and nitrous oxide emissions from certain sources beginning on March 31, 2012. On November 30, 2011, EPA published a final rule that established technical amendments to certain greenhouse gas reporting requirements and that extended the reporting deadline to September 2012 for the petroleum and natural gas industry sources to report their greenhouse gas emissions.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015, all hydraulically fractured or refractured natural gas wells must be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment.

Congress and various states, including Texas, Louisiana, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Texas requires oil and gas operators to disclose the chemicals on the Frac Focus website. Hydraulic fracturing has historically been regulated by state oil and natural gas commissions. EPA, however, has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act (the “SDWA”). EPA has issued permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. Under that guidance, EPA defined the term “diesel” to include five categories of oils, including some such as kerosene, that are not traditionally considered to be diesel.

In addition, EPA is seeking direct regulation of the green house gas methane from new and modified oil and gas production sources in order to help President Obama meet his new goal of reducing methane emissions 40 – 45% from 2012 levels by 2025, while avoiding direct regulation of existing drilling operations. EPA will publish a proposed rule this summer to build on its 2012 new source performance standards for the sector to set standards for methane and ozone-forming VOC emissions from new and modified oil and gas production sources and natural gas production sources. A final rule is slated for issuance in 2016. The White House said in its fact sheet that the “focus will be on in-use technologies, current industry practices, emerging innovations, and streamlined and flexible regulatory approaches to ensure that emissions reductions can be achieved as oil and gas production and operations continue to grow.” Despite the benefits of reducing methane emissions, it will affect the oil and gas industry’s operations and increase the cost of its operations.

EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas, which was expected to be completed in 2014. Although EPA has not completed the study as of January 2015, EPA had published a Progress Report in December 2012. This study is anticipated to form the basis for a comprehensive regulatory effort. The EPA study, or other studies, of hydraulic fracturing could spur initiatives to further regulate hydraulic fracturing under the Solid Waste Disposal Act or other regulatory programs. The re-election of President Obama makes such regulation of the oil and gas industry more likely.

On January 7, 2015, a coalition of nine environmental and open government groups sued the EPA in the U.S. District Court for the District of Columbia over the toxic chemicals released into the air, water and land by the oil and gas industry. The oil and gas industry has not been previously required to disclose the chemicals that it releases or disposes while other industries have been subject to such rules. If the Plaintiffs win the lawsuit or if EPA otherwise agrees to require the oil and gas industry to make such disclosures, the overall cost to comply with the rules may be significant and would also potentially allow outside parties to more effectively lobby EPA to regulate the oil and gas industry’s releases to air, water and land.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $86.84 in 2013 to $87.23 in 2014. The Trustee believes that the drawdown in the oversupply of oil along with worldwide geopolitical unrest led to the increase in the price of oil in early 2014. Oil prices remained volatile in 2014 and the continued geopolitical unrest, the overstock of oil inventories as well as the refusal of OPEC to cut its production helped oil prices decrease significantly toward the end of 2014 to levels not seen for several years.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2014 on natural gas volumes sold of $4.33 per Mcf represented an increase from the $3.72 per Mcf received in 2013, due largely to international instability, colder-than-average weather early in 2014 and increased demand for cleaner-burning fuels. Concerns of continued oversupply and soft demand because of the slow economic recovery kept the price of natural gas from spiking too high.

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

The Trust’s future royalty income may be subject to risks relating to the creditworthiness of the operators of the underlying properties and other purchasers of the crude oil and natural gas produced from the underlying properties, as well as risks associated with fluctuations in the price of crude oil and natural gas.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2014, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2014.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2015 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 20, 2015

Southwest Bank

P. O. Box 962020

Fort Worth, Texas 76162-2020

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved crude oil, condensate, natural gas liquids (NGL), and natural gas reserves, as of January 1, 2015, of certain properties that Sabine Royalty Trust (the Trust) has represented that it owns. This evaluation was prepared for the purpose of reporting estimates of the Trust’s reserves and associated future net revenue. This evaluation was completed on February 20, 2015. The properties appraised consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Southwest Bank (Southwest Bank) acts as trustee of the Trust. Southwest Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2015. The properties appraised account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2014. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others.

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

Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the appraised interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

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

Data used in this evaluation were obtained from reviews with Southwest Bank personnel, from Southwest Bank files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2015 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Southwest Bank with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 22 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. These undeveloped reserves represent only 6 percent of the total net reserves evaluated herein.

Definition of Reserves

Petroleum reserves included in this report are classified as proved. Only proved reserves have been evaluated for this report. Reserves classifications used in this report are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs consistent with the effective date of this report, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in [section 210.4–10 (a) Definitions], or by other evidence using reliable technology establishing reasonable certainty.

Primary Economic Assumptions

Revenue values in this report were estimated using the initial prices and expenses provided by Southwest Bank. The following economic assumptions were used for estimating existing and future prices and costs:

Oil, Condensate, NGL, and Natural Gas Prices

Oil, condensate, NGL, and natural gas prices are based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $95.28 per barrel and a Henry Hub gas reference price of $4.35 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Southwest Bank, various oil, condensate, NGL, and natural gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $89.83 per barrel of oil and condensate, $4.365 per thousand cubic feet of gas, and $30.46 per barrel of NGL.

Operating Expenses and Capital Costs

The properties appraised are royalties. Therefore, no operating expenses or capital costs are incurred. The expenses reported are primarily severance taxes and ad valorem taxes, which are based on historical tax rates furnished by Southwest Bank. Several properties incur additional expenses related to transportation, marketing, and/or other expenses that are charged to the royalty interests. These expenses are reported as transportation expenses. No escalation has been applied to the expenses.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2015, estimated oil and gas reserves.

Our estimates of the Trust’s net proved reserves, as of January 1, 2015, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2015
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL (Mbbl)	Sales Gas (MMcf)
Florida	51	0	0	0
Louisiana	60	228	4	0
Mississippi	152	579	38	0
New Mexico	434	2,376	0	0
Oklahoma	634	9,874	0	0
Texas	4,868	20,273	168	3,001

Total	6,199	33,330	210	3,001

A projection of the estimated future net revenue from the properties appraised, as of January 1, 2015, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2015	47,439
2016	42,541
2017	38,484

Subtotal	128,464
Remaining	451,616

Total	580,080

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2015, is estimated to be M$260,964.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, natural gas liquids, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and

932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4–10(a) (1)–(32) of Regulation S–X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S–K of the Securities and Exchange Commission; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein, (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year (January 1, 2014), and (iii) at the request of Southwest Bank and because of the limited availability of data, estimates of proved reserves, future net revenue therefrom, and the present worth values set forth herein for certain royalty interests accounting for approximately 22 percent of the Trust’s total proved net reserves have been estimated in the aggregate by state or area rather than on a property-by-property basis using net production and revenue data and our general knowledge of producing characteristics in the geographic areas in which such interests are located.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1936. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This letter report has been prepared at the request of Southwest Bank on behalf of the Trust. DeGolyer and MacNaughton has used all assumptions, data, procedures, and methods that it considers necessary and appropriate to prepare this report.

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
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Southwest Bank dated February 20, 2015, and that I, as Senior Vice President, was responsible for the preparation of this letter report.

2.	That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 40 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Paul J. Szatkowski, P.E.
Paul J. Szatkowski, P.E.
[Seal]	Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2015 will be approximately $2,656,500.

The present value of future net revenue of the Trust’s proved developed reserves increased from $258,163,043 at January 1, 2014 to $260,964,013 at January 1, 2015. This increase resulted primarily from the natural gas prices used in the calculation of such amount, from an average price of $3.64 per Mcf at January 1, 2014 to an average price of $4.37 per Mcf at January 1, 2015. This increase was offset somewhat by a decrease in the oil prices used in calculating the present value of future net revenue from $92.11 per barrel at January 1, 2014 to an average price of $89.83 per barrel at January 1, 2015.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2015, NYMEX posted oil prices were approximately $53.53 per barrel, which compared to the average posted price of $95.28 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 17, 2015, NYMEX posted gas prices were $2.75 per million British thermal units. The use of such price, as compared to the average posted price of $4.35 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2014	High	Low
First Quarter	$51.97	$47.81	$0.83311
Second Quarter	63.91	49.14	1.24373
Third Quarter	60.94	53.68	1.02166
Fourth Quarter	55.48	33.77	0.99929

	Sales Price		Distributions per Unit
2013	High	Low
First Quarter	$48.59	$39.94	$0.83998
Second Quarter	55.00	46.13	1.03686
Third Quarter	53.95	50.01	1.06521
Fourth Quarter	53.16	49.50	0.97440

At February 24, 2015, there were 14,579,345 Units outstanding and approximately 1,270 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2014	2013	2012	2011	2010
Royalty Income	$61,089,631	$60,778,627	$54,648,942	$60,683,565	$56,087,045
Distributable Income	58,687,974	58,719,392	52,320,222	58,559,410	53,976,491
Distributable Income per Unit	4.03	4.03	3.59	4.02	3.70
Total Assets at Year End	6,845,405	6,949,006	5,255,415	6,256,750	5,362,706
Distributions per Unit	4.10	3.92	3.70	3.97	3.70

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during, 2012, 2013 and 2014.

Net royalty income during 2014 increased approximately $311,000, or 0.5 percent, compared to 2013 net royalty income, which had increased approximately $6,130,000, or 11.2 percent, from 2012 net royalty income.

Revenues generated by sales of oil and gas increased in 2014 from 2013 as a result of higher oil and gas prices ($4.5 million), offset somewhat by lower oil and gas sales volumes ($3.3 million) as well as higher operating expenses and taxes ($0.9 million).

Gas volumes decreased from 7,015,254 thousand cubic feet (“Mcf”) in 2013 to 6,411,935 Mcf in 2014 after decreasing from 7,581,774 Mcf in 2012. The average price per Mcf of gas received by the Trust increased from $3.72 in 2013 to $4.31 in 2014 after increasing from $2.99 in 2012. The Trustee believes that oversupply and a decreased demand due to a warmer-than-average winter in 2012 drove natural gas prices down significantly for most of the year. The fourth quarter of 2012 showed a slight upturn in the price of natural gas that continued as a trend in 2013. A colder winter in 2013 helped keep the price of natural gas up over 2012. In 2014, the price of natural gas continued to increase over that of 2013 due to draw downs of natural gas inventories as did uncertainty in the energy sector overall.

Oil volumes sold decreased to 466,158 barrels (“Bbls”) in 2014 from 474,095 Bbls in 2013, after having increased from 432,454 Bbls in 2012. The average sales price of oil increased to $87.23 per Bbl in 2014, from $86.84 per Bbl in 2013, which was a decrease from $88.77 per Bbl in 2012. 2012 saw continuing recovery in the economy and an increased demand for oil made for an increase in the price of oil. The U.S. economy grew at a slower pace in 2013 than in 2012, and along with lower demand for oil, caused prices to decrease from the 2012 levels. Colder weather early in 2014 along with political unrest and a recovering economy allowed oil prices to increase during the first three quarters of the year, but the continued glut of oil inventories and the refusal of OPEC to cut its production pushed the price of oil down to a level not seen in some time during the final quarter of 2014.

Interest income was $3,000 in 2014, which had decreased from $7,000 in 2013, which was unchanged from 2012. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,405,000 in 2014 from $2,066,000 in 2013 due mainly to increases in fees associated with revenue processing of approximately $117,900; printing and unitholder information services of approximately $91,000; trustee/escrow agent fees of approximately $49,200; legal services of approximately $42,300; auditing and tax reporting services of approximately $41,800 and transfer agent fees of approximately $29,200. These increases were offset somewhat by a decrease in engineering services of approximately $25,500.

General and administrative expenses decreased to $2,066,000 in 2013 from $2,336,000 in 2012 due mainly to decreases in trustee/escrow agent fees of approximately $119,400; legal services of approximately $98,800, engineering services of approximately $25,400 and auditing fees of approximately $41,800. These decreases were offset somewhat by increases in printing and unitholder information services of approximately $10,000, ad valorem rendition services of approximately $4,700 and professional services of approximately $5,300.

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

The trust filed tax returns in 2014 with the States of Oklahoma and New Mexico requesting refunds of approximately $456,000 and $221,000, respectively. Those refunds are currently being reviewed by the corresponding state’s revenue department. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2014.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2012 and 2014. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2014	$87.23	$4.33
2013	86.84	3.72
2012	88.77	2.99

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2014 and 2013, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2014 and 2013, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2014, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 2, 2015

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2014	2013
Assets
Cash and short-term investments	$6,488,132	$6,547,635
Royalty interests in oil and gas properties less accumulated amortization of $22,037,912 (2014) and $21,993,814 (2013)	357,273	401,371

Total	$6,845,405	$6,949,006

Liabilities and Trust Corpus
Trust expenses payable	$170,843	$112,760
Other payables (Note 4)	2,139,270	1,201,733

Total liabilities	2,310,113	1,314,493
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,535,292	5,634,513

Total	$6,845,405	$6,949,006

Statements of Distributable Income

	Year Ended December 31,
	2014	2013	2012
Royalty Income	$61,089,631	$60,778,627	$54,648,942
Interest Income	3,035	6,772	6,957

Total	61,092,666	60,785,399	54,655,899
General and administrative expenses (Note 6)	2,404,692	2,066,007	2,335,677

Distributable income	$58,687,974	$58,719,392	$52,320,222

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$4.03	$4.03	$3.59

Statements of Changes in Trust Corpus

	2014	2013	2012
Trust corpus, beginning of year	$5,634,513	$4,067,313	$5,754,313
Amortization of royalty interests	(44,098)	(52,913)	(50,519)
Distributable income	58,687,974	58,719,392	52,320,222
Distributions to unit holders (Note 3)	(59,743,097)	(57,099,279)	(53,956,703)

Trust corpus, end of year	$4,535,292	$5,634,513	$4,067,313

Distributions per unit (Note 3)	$4.10	$3.92	$3.70

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

Southwest Bank (the “Trustee”), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

On January 9, 2014, Bank of America, N.A. (as successor to InterFirst Bank Dallas, N.A.) gave notice to Unit holders that it was resigning as the Trustee subject to certain conditions including the appointment of Southwest Bank as trustee of the Trust. At a special meeting of Trust Unit holders the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust, once Bank of America, N.A.’s resignation took effect. The effective date of Bank of America, N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was May 30, 2014. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014 and shall refer to Southwest Bank for periods on or after May 30, 2014.

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

The proceeds of production from the Royalty Properties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in Louisiana. Southwest Bank now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2014.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN 75-1105980, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The trust filed tax returns in 2014 with the States of Oklahoma and New Mexico requesting refunds of approximately $456,000 and $221,000, respectively. Those refunds are currently being reviewed by the corresponding state’s revenue department. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Other Payables

Other payables consist of the following:

December 31,	2014	2013
Royalty receipts in suspense pending verification of ownership interest or title	$2,139,270	$1,201,733

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2014, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2015	January 15, 2015	January 29, 2015	$.28281
February 4, 2015	February 17, 2015	February 27, 2015	$.27708

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2014	2013	2012
Trustee’s fee	$321,055	$295,294	$325,148
Escrow agent’s fee	909,257	885,863	975,435
Professional fees	389,790	328,355	497,309
Unit holders’ services fees	466,209	346,003	339,634
Other	318,381	210,492	198,151

Total General and Administrative Expenses	$2,404,692	$2,066,007	$2,335,677

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2014 and 2013 (in thousands, except per Unit amounts):

2014	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,775	$13,167	$0.90
Second Quarter	16,539	15,727	1.08
Third Quarter	18,428	17,959	1.23
Fourth Quarter	12,348	11,835	0.82

	$61,090	$58,688	$4.03

2013	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,502	$15,008	$1.03
Second Quarter	13,857	13,137	0.90
Third Quarter	17,245	16,831	1.15
Fourth Quarter	14,175	13,743	0.95

	$60,779	$58,719	$4.03

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2012	5,821	36,383
Revisions of previous statements	1,061	11,679
Production	(383)	(6,412)

December 31, 2012	6,499	41,650
Revisions of previous statements	156	1,247
Production	(396)	(5,467)

December 31, 2013	6,259	37,430
Revisions of previous statements	532	4,058
Production	(381)	(5,156)

December 31, 2014	6,410	36,332

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	Gas
	(Barrels)	(Mcf)
Proved developed reserves:
January 1, 2012	5,662	33,368
December 31, 2012	6,296	38,642
December 31, 2013	5,997	34,426
December 31, 2014	6,199	33,330

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($95.28 per bbl and $4.35 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $89.83 per barrel and $4.37 per Mcf. The impact of changes

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2014	2013	2012
Future net cash inflows	$580,080	$576,848	$570,344
Discount of future net cash flows @ 10%	(319,116)	(318,685)	(320,230)

Standardized measure of discounted future net cash inflows	$260,964	$258,163	$250,114

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Standardized measure of discounted future net cash flows, January 1,	$258,163	$250,114	$257,121
Royalty income, net of severance and ad valorem taxes	(61,090)	(60,779)	(54,649)
Changes in prices, net of related costs	(1,878)	17,397	(25,071)
Revisions of previous estimates and other	39,953	26,420	47,001
Accretion of discount	25,816	25,011	25,712

Standardized measure of discounted future net cash flows, December 31,	$260,964	$258,163	$250,114

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2015, NYMEX posted oil prices were approximately $53.53 per barrel, which compared to the average posted price of $95.28 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 17, 2015, NYMEX posted gas prices were $2.75 per million British thermal units. The use of such price, as compared to the average posted price of $4.35 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2014. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas:

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control —Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2014 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2014, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

March 2, 2015

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

Code of Ethics.     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Southwest Bank, must comply with the bank’s standards of conduct, a copy of which will be made available to Unit holders without charge, upon request by appointment at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219.

Audit Committee.    The Trust has no directors and therefore has no audit committee or audit committee financial expert.

Nominating Committee.    The Trust has no directors and therefore has no nominating committee.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 17, 2015, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit fees	$140,950	$106,700
Audit-related fees	$0	$0
Tax fees	$23,500	$16,000
All other fees	$0	$0

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2014 and 2013

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2014

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2014

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated March 2, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)		–	Report dated February 10, 2015 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2014.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SOUTHWEST BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 2, 2015

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated March 2, 2015 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)	–	Report dated February 10, 2015 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2014.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.