Form 10-Q
period 2015-03-31
SABINE ROYALTY TRUST
filed 2015-05-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 8, 2015: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2014 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2015, the distributable income for the three-month periods ended March 31, 2015 and 2014 and the changes in trust corpus for the three-month periods ended March 31, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2015, and the related condensed statements of distributable income for the three-month periods ended March 31, 2015 and 2014 and changes in trust corpus for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2014, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2014 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

May 8, 2015

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2015	December 31, 2014

Assets
Cash and short-term investments		$5,173,528	$6,488,132
Royalty interests in oil and gas properties (less accumulated amortization of $22,049,719 and $22,037,912 at March 31, 2015 and December 31, 2014)		345,466	357,273

TOTAL		$5,518,994	$6,845,405

Liabilities and Trust Corpus
Trust expenses payable	4	$173,314	$170,843
Other payables	4	895,908	2,139,270

		1,069,222	2,310,113
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,449,772	4,535,292

TOTAL		$5,518,994	$6,845,405

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2015	2014
Royalty Income		$15,110,863	$13,775,321
Interest Income		227	1,228

Total		15,111,090	13,776,549
General and administrative expenses		(546,704)	(609,296)

Distributable Income		$14,564,386	$13,167,253

Distributable income per unit (14,579,345 units)	1,3,5	$1.00	$.90

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2015	2014
Trust corpus, beginning of period		$4,535,292	$5,634,513
Amortization of royalty interests		(11,807)	(11,174)
Distributable income		14,564,386	13,167,253
Distributions	3	(14,638,099)	(12,146,199)

Trust corpus, end of period		$4,449,772	$6,644,393

Distributions per unit (14,579,345 units)	3	$1.00	$.83

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2015, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first three months of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

The classification of the Trust’s income for purposes of the passive loss rules may be important to a Unit holder. Royalty income generally is treated as portfolio income and does not offset passive losses.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Southwest Bank, EIN: 75-1105980, 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219, telephone number 972-919-1350, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

4. PAYABLES

Payables consist primarily of royalty receipts suspended pending verification of ownership interest or title, as well as amounts the Trustee has reserved for payments of other expenses.

The Trustee believes that these payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business with the exception of amounts reserved for payment of expenses.

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 2, 2015	April 15, 2015	April 29, 2015	$.27658

May 5, 2015	May 15, 2015	May 29, 2015	$.22925

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2015.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2015 was $14,564,386, or $1.00 per unit. Royalty income for the three months ended March 31, 2015 amounted to $15,110,863 while interest income was $227. General and administrative expenses totaled $546,704 for the three months ended March 31, 2015.

Distributions during the period were $.28281, $.27708, and $.44414 per Unit payable to Unit holders of record on January 15, February 17, and March 16, 2015, respectively.

Royalty income for the quarter ended March 31, 2015 increased approximately $1,336,000 or 10% compared with the first quarter of 2014. This increase was primarily caused by increases in the production of both natural gas and oil ($2.3 million) along with an increase in the price of natural gas ($0.7 million). These increases were offset somewhat by a decrease in the pricing of oil ($1.5 million) along with an increase in taxes and production expenses corresponding with the increase in revenues ($0.2 million).

Compared to the preceding quarter ended December 31, 2014, royalty income increased approximately $2,763,000 or 22%, due mainly to an increase in the production of oil ($2.1 million) along with an increase in the pricing of natural gas ($0.8 million) and a decrease in ad valorem taxes paid ($2.0 million). These increases were offset somewhat by a decrease in the pricing of oil ($1.5 million), a decrease in the production of natural gas ($0.5 million) and a decrease in miscellaneous receipts ($0.1 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2015	March 31, 2014	December 31, 2014
Production
Oil (Bbls)	135,592	120,819	104,703
Gas (Mcfs)	1,658,070	1,362,625	1,762,147
Average Price
Oil (per Bbl)	$68.14	$80.43	$82.66
Gas (per Mcf)	$4.44	$3.92	$4.01

Gas revenues received for the three months ended March 31, 2015, related primarily to production for October through December 2014. The average price of gas reported by the Henry Hub for the same time period was $3.40 per Mcf. The average price of gas for the Henry Hub was $2.61 per Mcf for January through March 2015. Oil revenues for the three months ended March 31, 2015 related primarily to production for November 2014 through January 2015. The average price of oil as reported by NYMEX for that time period was $60.51 per barrel. The average price of oil was $48.57 per barrel for January through March 2015. As of April 14, 2015, the average price of gas for the Henry Hub was $2.32 per Mcf and the average price of oil reported by NYMEX was $53.29 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2015 decreased approximately $1,000 compared with the first quarter of 2014. Compared to the preceding quarter ended December 31, 2014, interest income was relatively flat. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2015 decreased by approximately $62,600 compared to the same quarter of 2014 primarily due to decreases in legal and other professional fees of approximately $55,000; auditing services of approximately $52,000; and transfer agent fees of approximately $17,900. These decreases were offset somewhat by increases in escrow agent/trustee fees of approximately $47,300; and unitholder information services of approximately $12,700.

Compared to the previous quarter ended December 31, 2014, general and administrative expenses increased approximately $33,800 due mainly to timing of the payment of the annual New York Stock Exchange listing fee of $45,000 paid in February 2015; increases in legal and other professional fees of approximately $24,000; and increases in unitholder information services of approximately $30,000. These increases were offset somewhat by a decrease due to the timing of payment of ad valorem tax service fees of approximately $24,900; the timing of payment of fees for auditing services of approximately $19,000; and decreases in printing expenses of approximately $20,500.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2015.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The Trustee has transitioned fully to the Internal Control – Integrated Framework 2013 and is utilizing this framework in its evaluation of the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 8, 2015

(The Trust has no directors or executive officers.)