Form 10-Q
period 2015-06-30
SABINE ROYALTY TRUST
filed 2015-08-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 7, 2015: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2014 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2015, the distributable income for the three-month and six-month periods ended June 30, 2015 and 2014 and the changes in trust corpus for the six-month periods ended June 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2015, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2015 and 2014 and changes in trust corpus for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

August 7, 2015

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	June 30, 2015	December 31, 2014

Assets
Cash and short-term investments		$4,199,244	$6,488,132
Royalty interests in oil and gas properties (less accumulated amortization of $22,061,446 and $22,037,912 at June 30, 2015 and December 31, 2014)		333,739	357,273

TOTAL		$4,532,983	$6,845,405

Liabilities and Trust Corpus
Trust expenses payable	4	$193,565	$170,843
Other payables	4	981,052	2,139,270

		1,174,617	2,310,113
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,358,366	4,535,292

TOTAL		$4,532,983	$6,845,405

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2015	2014
Royalty Income		$10,294,137	$16,538,597
Interest Income		158	1,359

Total		10,294,295	16,539,956
General and administrative expenses		(810,362)	(813,394)

Distributable Income		$9,483,933	$15,726,562

Distributable Income per unit (14,579,345 units)	1,3,5	$.65	$1.08

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2015	2014
Royalty Income		$25,405,000	$30,313,918
Interest Income		385	2,587

Total		25,405,385	30,316,505
General and administrative expenses		(1,357,066)	(1,422,690)

Distributable Income		$24,048,319	$28,893,815

Distributable Income per unit (14,579,345 units)	1,3,5	$1.65	$1.98

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2015	2014
Trust corpus, beginning of period		$4,535,292	$5,634,513
Amortization of royalty interests		(23,534)	(22,532)
Distributable income		24,048,319	28,893,815
Distributions	3	(25,201,711)	(30,278,969)

Trust corpus, end of period		$3,358,366	$4,226,827

Distributions per unit (14,579,345 units)	3	$1.73	$2.08

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2015, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first six months of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

The Treasury Department has issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

Texas imposes a franchise tax at a rate of 1% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. (This rate will decrease to 0.75% effective for returns submitted after December 31, 2015, which returns will be based on 2015 income.) Entities subject to tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax will generally be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code sourcing such income according to the principal place of business of the Trust, which is Texas.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 2, 2015	July 15, 2015	July 29, 2015	$.18255

August 5, 2015	August 17, 2015	August 31, 2015	$.33120

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2015.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2015 was $9,483,933, or $0.65 per unit. Royalty income for the three months ended June 30, 2015 amounted to $10,294,137 while interest income was $158. General and administrative expenses totaled $810,362 for the three months ended June 30, 2015.

Distributions during the period were $.27658, $.22925, and $.21873 per Unit payable to Unit holders of record on April 15, May 15, and June 15, 2015, respectively.

Royalty income for the quarter ended June 30, 2015 decreased approximately $6,244,000 or 38% compared with the second quarter of 2014. This decrease was primarily caused by decreases in the pricing of both natural gas and oil ($7.3 million) along with a decrease in the production of oil ($0.2 million). These decreases were offset somewhat by an increase in the production of natural gas ($1.1 million) along with a decrease in taxes and production expenses corresponding with the decrease in revenues ($0.2 million).

Compared to the preceding quarter ended March 31, 2015, royalty income decreased approximately $4,817,000 or 32%, due mainly to a decrease in the pricing of both natural gas and oil ($4.6 million) along with a decrease in the production of oil ($0.8 million). These decreases were offset somewhat by an increase in the production of natural gas ($0.3 million), and a decrease in taxes and production expenses corresponding with the decrease in revenues ($0.3 million).

Royalty income for the six months ended June 30, 2015 decreased approximately $4,909,000 or 16% compared with the same time period in 2014. This decrease was due mainly to a decrease in the pricing of both natural gas and oil ($7.9 million) and a decrease in miscellaneous receipts ($0.1 million) and an increase in taxes and production expenses ($0.1 million). These decreases were tempered somewhat by an increase in the production of both natural gas and oil ($3.1 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2015	June 30, 2014	March 31, 2015
Production
Oil (Bbls)	119,011	122,226	135,592
Gas (Mcfs)	1,740,871	1,388,575	1,658,070

Average Price
Oil (per Bbl)	$48.85	$89.34	$68.14
Gas (per Mcf)	$3.26	$4.96	$4.44

	Six-Months Ended
	June 30, 2015	June 30, 2014
Production
Oil (Bbls)	254,603	243,045
Gas (Mcfs)	3,398,941	2,751,200

Average Price
Oil (per Bbl)	$59.12	$84.91
Gas (per Mcf)	$3.84	$4.44

Gas revenues received for the three months ended June 30, 2015, related primarily to production for January through March 2015. The average price of gas as reported by the Henry Hub for the same time period was $2.61 per Mcf. The average price of gas for the Henry Hub was $2.54 per Mcf for January through June 2015. Oil revenues for the three months ended June 30, 2015 related primarily to production for February through April 2015. The average price of oil as reported by NYMEX for that time period was $50.92 per barrel. The average price of oil was $53.25 per barrel for January through June 2015. As of July 21, 2015, the average price of gas for the Henry Hub was $2.59 per Mcf and the average price of oil reported by NYMEX was $50.11 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2015 decreased approximately $1,200 compared with the second quarter of 2014. Compared to the preceding quarter ended March 31, 2015, interest income was relatively flat. Interest income for the six months ended June 30, 2015 decreased approximately $2,200 compared to the same time period in 2014. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2015 decreased by approximately $3,000 compared to the same quarter of 2014 primarily due to decreases in revenue processing fees of approximately $84,200; unitholder and printing services fees of approximately $46,700; and professional and miscellaneous services of approximately $24,400. These decreases were offset somewhat by increases in escrow agent/trustee fees of approximately $77,700; lockbox fees of approximately $8,800 and an increase due to timing of payment of auditing services of $67,000.

Compared to the previous quarter ended March 31, 2015, general and administrative expenses increased approximately $263,700 due mainly to an increase in escrow agent/trustee fees of approximately $12,300; timing of payment of engineering services of approximately $128,700; timing of payment of printing and unitholder information services due to year-end reporting of approximately $103,000 and timing of payment of auditing services of $86,000. These increases were offset somewhat by decreases in professional and miscellaneous fees of approximately $18,900 as well as the timing of payment of the New York Stock Exchange listing fee of $45,000, which was paid in first quarter 2015.

Administrative expenses decreased $65,600 for the six months ended June 30, 2015 compared to the same time period in 2014 due primarily to decreases in revenue processing fees of approximately $111,000; professional and miscellaneous fees of approximately $78,900 and printing and unitholder information services of approximately $37,200. These decreases were tempered somewhat by increases in escrow agent/trustee fees of approximately $125,000; an increase in lockbox fees of approximately $17,500 as well as an increase in auditing fees of approximately $15,100.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2015, no impairment is required.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 7, 2015

(The Trust has no directors or executive officers.)