Form 10-Q
period 2015-09-30
SABINE ROYALTY TRUST
filed 2015-11-06
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 6, 2015: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2014 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2015, the distributable income for the three-month and nine-month periods ended September 30, 2015 and 2014 and the changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2015, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2015 and 2014 and changes in trust corpus for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Trustee.

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

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

November 6, 2015

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	September 30, 2015	December 31, 2014

Assets
Cash and short-term investments		$5,350,897	$6,488,132
Royalty interests in oil and gas properties (less accumulated amortization of $22,076,046 and $22,037,912 at September 30, 2015 and December 31, 2014)		319,139	357,273

TOTAL		$5,670,036	$6,845,405

Liabilities and Trust Corpus
Trust expenses payable	4	$234,947	$170,843
Other payables	4	1,752,843	2,139,270

		1,987,790	2,310,113
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,682,246	4,535,292

TOTAL		$5,670,036	$6,845,405

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2015	2014
Royalty Income		$13,550,040	$18,427,595
Interest Income		211	234

Total		13,550,251	18,427,829
General and administrative expenses		(577,309)	(469,096)

Distributable Income		$12,972,942	$17,958,733

Distributable Income per unit (14,579,345 units)	1,3,5	$.89	$1.23

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2015	2014
Royalty Income		$38,955,040	$48,741,513
Interest Income		596	2,821

Total		38,955,636	48,744,334
General and administrative expenses		(1,934,375)	(1,891,786)

Distributable Income		$37,021,261	$46,852,548

Distributable Income per unit (14,579,345 units)	1,3,5	$2.54	$3.21

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2015	2014
Trust corpus, beginning of period		$4,535,292	$5,634,513
Amortization of royalty interests		(38,134)	(36,617)
Distributable income		37,021,261	46,852,548
Distributions	3	(37,836,173)	(45,174,102)

Trust corpus, end of period		$3,682,246	$7,276,342

Distributions per unit (14,579,345 units)	3	$2.60	$3.10

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2015, no impairment is required.

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

The Royalties constitute “economic interests” in oil and gas properties for federal income tax purposes. Unit holders must report their share of the revenues from the Royalties as ordinary income from oil and gas royalties and are entitled to claim depletion with respect to such income. During the first nine months of 2015, the Trust also incurred administration expenses and earned interest income on funds held for distribution and for the cash reserve maintained for the payment of contingent and future obligations of the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 5, 2015	October 15, 2015	October 29, 2015	$.19259

November 4, 2015	November 16, 2015	November 30, 2015	$.27481

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2015.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2015 was $12,972,942, or $0.89 per unit. Royalty income for the three months ended September 30, 2015 amounted to $13,550,040 while interest income was $211. General and administrative expenses totaled $577,309 for the three months ended September 30, 2015.

Distributions during the period were $.18255, $.33120, and $.35285 per Unit payable to Unit holders of record on July 15, August 17, and September 15, 2015, respectively.

Royalty income for the quarter ended September 30, 2015 decreased approximately $4,878,000 or 26% compared with the third quarter of 2014. This decrease was primarily caused by decreases in the pricing of both natural gas and oil ($7.6 million) along with a decrease in miscellaneous receivables ($0.2 million). These decreases were offset somewhat by an increase in the production of both natural gas and oil ($1.8 million) along with a decrease in taxes and operating expenses corresponding with receipt of state withholding tax refunds from Oklahoma and New Mexico ($1.0 million) as well as a decrease in production taxes ($0.4 million) corresponding with the decrease in revenues.

Compared to the preceding quarter ended June 30, 2015, royalty income increased approximately $3,256,000 or 32%, due mainly to an increase in the production of both natural gas and oil ($2.3 million) along with an increase in the pricing of oil ($0.7 million) and a refund of state withholding taxes from Oklahoma and New Mexico ($1.0 million). These increases were offset somewhat by a decrease in the price of natural gas ($0.6 million) and an increase in other operating expenses and taxes ($0.2 million).

Royalty income for the nine months ended September 30, 2015 decreased $9,786,000 or 20% compared with the same time period in 2014. This decrease was due mainly to a decrease in the pricing of both natural gas and oil ($15.8 million) and a decrease in miscellaneous receivables ($0.3 million). These decreases were tempered somewhat by an increase in the production of both natural gas and oil ($5.2 million), along with a refund of state withholding taxes from Oklahoma and New Mexico ($1.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2015	September 30, 2014	June 30, 2015
Production
Oil (Bbls)	132,451	118,410	119,011
Gas (Mcfs)	2,261,580	1,920,881	1,740,871

Average Price
Oil (per Bbl)	$55.44	$96.02	$48.85
Gas (per Mcf)	$2.93	$4.40	$3.26

	Nine-Months Ended
	September 30, 2015	September 30, 2014
Production
Oil (Bbls)	387,053	361,455
Gas (Mcfs)	5,737,147	4,672,081

Average Price
Oil (per Bbl)	$57.86	$88.55
Gas (per Mcf)	$3.43	$4.43

Gas revenues received for the three months ended September 30, 2015, related primarily to production for April through June 2015. The average price of gas as reported by the Henry Hub for the same time period was $2.47 per Mcf. The average price of gas for the Henry Hub was $2.52 per Mcf for January through September 2015. Oil revenues for the three months ended September 30, 2015 related primarily to production for May through July 2015. The average price of oil as reported by NYMEX for that time period was $56.58 per barrel. The average price of oil was $50.94 per barrel for January through September 2015. As of October 19, 2015, the average price of gas for the Henry Hub was $2.19 per Mcf and the average price of oil reported by NYMEX was $45.91 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2015 was relatively flat compared with the third quarter of 2014. Compared to the preceding quarter ended June 30, 2015, interest income was relatively flat. Interest income for the nine months ended September 30, 2015 decreased approximately $2,200 compared to the same time period in 2014. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2015 increased by approximately $108,200 compared to the same quarter of 2014 primarily due to the timing of payment of revenue processing services of approximately $84,200 and an increase in escrow agent/trustee fees of approximately $57,500. These increases were offset somewhat by decreases in professional and miscellaneous expenses of approximately $29,200 and decreases in unitholder and printing fees of approximately $4,300.

Compared to the previous quarter ended June 30, 2015, general and administrative expenses decreased approximately $233,100 due mainly to the timing of payment of annual printing and unitholder service fees of approximately $133,700; the timing of payment of engineering services of approximately $128,700; and the timing of payment of auditing services of approximately $66,000. These decreases were offset somewhat by the timing of the payment of revenue processing services of approximately $84,200; and an increase in escrow agent/trustee fees of approximately $5,300.

Administrative expenses increased approximately $42,600 for the nine months ended September 30, 2015 compared to the same time period in 2014 due primarily to increases in escrow agent/trustee fees of approximately $182,500; lockbox service fees of approximately $16,700; auditing services of approximately $16,100 and an increase in the NYSE listing fee of $3,000. These increases were tempered somewhat by decreases in professional and miscellaneous fees of approximately $108,100; decreases in unitholder and printing fees of approximately $41,500 as well as a decrease in revenue processing fees of approximately $26,700.

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

Contingencies

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2015, no impairment is required.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 6, 2015

(The Trust has no directors or executive officers.)