Form 10-K
period 2015-12-31
SABINE ROYALTY TRUST
filed 2016-02-29
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $550 million.

At February 29, 2016, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2015 were $2,422,084 of which, pursuant to the terms of the Trust Agreement, $358,985 was paid to Southwest Bank as Trustee, and $1,076,947 was paid to Southwest Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 29, 2016, there were 14,579,345 Units outstanding.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally will apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

Texas.    Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

In February 2014, the EPA published a final guidance that broadly defined diesel fuel and which required the issuance of a Class II Underground Injection control permit for hydraulic fracturing treatments using diesel fuel. Those requirements may cause additional costs and delays in hydraulic fracturing operations using diesel fuels. To the extent diesel fuels are used in hydraulic fracturing activities on properties underlying the Royalty Properties, the new guidance will apply.

In addition, the climate accord reached at the recent Conference of the Parties (COP21) in Paris set many new goals, and while many related policies are still emerging, it is anticipated that such policies will increase the cost of carbon dioxide emissions over time. Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On April 17, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Beginning January 1, 2015, all hydraulically fractured or refractured natural gas wells must be completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment.

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

EPA is also conducting a congressionally mandated study on the effects of hydraulic fracturing on water at all stages in the operational cycle of harvesting natural gas, which was expected to be completed in 2014. Although EPA had not completed the study as of January 2015, EPA had published a Progress Report in December 2012.

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

Prices

Oil

The Trust’s average per barrel oil price decreased from $87.23 in 2014 to $54.01 in 2015. The Trustee believes that the oversupply of oil along with worldwide geopolitical unrest led to the decrease in the price of oil in 2015. Oil prices remained volatile in 2015 and the continued geopolitical unrest, lower demand for oil as well as the failure by OPEC member countries to agree on production cuts caused oil prices to decrease significantly to levels not seen for several years.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2015 on natural gas volumes sold of $3.21 per Mcf represented a decrease from the $4.33 per Mcf received in 2014, due largely to international instability, warmer-than-average weather early in 2015 and increased demand for alternative fuels. Concerns of continued oversupply and soft demand because of the slow economic recovery kept downward pressure on the price of natural gas in 2015.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2015, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2015.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2016 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 15, 2016

Southwest Bank

P.O. Box 962020

Fort Worth, Texas 76162-2020

Ladies and Gentlemen:

Pursuant to your request, we have prepared estimates of the extent and value of the net proved oil, condensate, and natural gas liquids (NGL) and gas reserves, as of January 1, 2016, of certain properties that Sabine Royalty Trust (the Trust) has represented that it owns. This evaluation was prepared for the purpose of reporting estimates of the Trust’s reserves and associated future net revenue. This evaluation was completed on February 15, 2016. The properties evaluated consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Southwest Bank (Southwest Bank) acts as trustee of the Trust. Southwest Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2016. The properties evaluated account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2015. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others.

Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the legal pressure base of the state in which the interest is located. Oil and condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements.

Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

Estimates of oil, condensate, and NGL and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Data used in this evaluation were obtained from reviews with Southwest Bank personnel, from Southwest Bank files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2016 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Southwest Bank with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

Based on the current stage of field development, production performance, the development plans provided by the Trust, and the analyses of areas offsetting existing wells with test or production data, reserves were classified as proved.

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

Oil, Condensate, and NGL and Gas Prices

Oil, condensate, and NGL and gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $50.16 per barrel and a Henry Hub gas reference price of $2.64 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation.

Based on royalty receipts received by the Trust, as provided by Southwest Bank, various oil, condensate, and NGL and gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $46.66 per barrel of oil and condensate, $2.624 per thousand cubic feet of gas, and $12.39 per barrel of NGL.

Operating Expenses and Capital Costs

The properties evaluated are royalties. Therefore, no operating expenses or capital costs are incurred. The expenses reported are primarily severance taxes and ad valorem taxes, which are based on historical tax rates furnished by Southwest Bank. Several properties incur additional expenses related to transportation, marketing, and/or other expenses that are charged to the royalty interests. These expenses are reported as transportation expenses. No escalation has been applied to the expenses.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2016, estimated oil and gas reserves.

Our estimates of the Trust’s net proved reserves, as of January 1, 2016, attributable to the reviewed properties are based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2016
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)
Florida	58	0	0	0
Louisiana	57	208	1	0
Mississippi	144	489	7	0
New Mexico	368	1,865	0	0
Oklahoma	575	8,128	0	0
Texas	4,828	20,316	131	2,864

Total	6,030	31,006	139	2,864

*	Includes total net NGL reserves of 1,632 Mbbl proved developed and 91 Mbbl proved undeveloped.

A projection of the estimated future net revenue from the properties evaluated, as of January 1, 2016, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2016	25,469
2017	22,992
2018	20,808

Subtotal	69,269
Remaining	207,424

Total	276,693

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2016, is estimated to be M$140,342.

In our opinion, the information relating to estimated proved reserves, estimated future net revenue from proved reserves, and present worth of estimated future net revenue from proved reserves of oil, condensate, and natural gas liquids and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the Financial Accounting Standards Board and Rules 4-10(a) (1)-(32) of Regulation S-X and Rules 302(b), 1201, 1202(a) (1), (2), (3), (4), (8), and 1203(a) of Regulation S-K of the Securities and Exchange Commission; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year.

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

/s/ Paul J. Szatkowski
Paul J. Szatkowski, P.E.
[SEAL]	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Paul J. Szatkowski, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Southwest Bank dated February 15, 2016, and that I, as Senior Vice President, was responsible for the preparation of this letter report.

2.	That I attended Texas A&M University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in 1974; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists; and that I have in excess of 41 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Paul J. Szatkowski
Paul J. Szatkowski, P.E.
[SEAL]	Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2016 will be approximately $2,701,500.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $260,964,013 at January 1, 2015 to $140,342,269 at January 1, 2016. This decrease resulted primarily from the oil and gas prices used in the calculation of such amount, from an average price of $89.83 per barrel of oil and $4.37 per Mcf of gas at January 1, 2015 to an average price of $46.66 per barrel of oil, $12.39 per barrel of natural gas liquids (NGL), and $2.62 per Mcf of gas at January 1, 2016.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 16, 2016, NYMEX posted oil prices were approximately $29.05 per barrel, which compared to the average posted price of $50.16 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 16, 2016, NYMEX posted gas prices were $1.95 per million British thermal units. The use of such price, as compared to the average posted price of $2.64 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2015	High	Low
First Quarter	$45.02	$35.49	$1.00403
Second Quarter	42.74	37.50	0.72456
Third Quarter	39.44	26.56	0.86660
Fourth Quarter	36.00	25.50	0.51001

	Sales Price		Distributions per Unit
2014	High	Low
First Quarter	$51.97	$47.81	$0.83311
Second Quarter	63.91	49.14	1.24373
Third Quarter	60.94	53.68	1.02166
Fourth Quarter	55.48	33.77	0.99929

At February 18, 2016, there were 14,579,345 Units outstanding and approximately 1,225 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2015	2014	2013	2012	2011
Royalty Income	$48,386,010	$61,089,631	$60,778,627	$54,648,942	$60,683,565
Distributable Income	45,964,673	58,687,974	58,719,392	52,320,222	58,559,410
Distributable Income per Unit	3.15	4.03	4.03	3.59	4.02
Total Assets at Year End	6,113,447	6,845,405	6,949,006	5,255,415	6,256,750
Distributions per Unit	3.11	4.10	3.92	3.70	3.97

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2013, 2014, and 2015.

Net royalty income during 2015 decreased approximately $12,704,000, or 20.8 percent, compared to 2014 net royalty income, which had increased approximately $311,000, or 0.5 percent, from 2013 net royalty income.

Revenues generated by sales of oil and gas decreased in 2015 from 2014 as a result of lower oil and gas prices ($22.7 million), offset somewhat by higher oil and gas sales volumes ($8.6 million) as well as lower operating expenses and taxes ($1.7 million).

Gas volumes increased from 6,411,935 thousand cubic feet (“Mcf”) in 2014 to 7,660,348 Mcf in 2015 after decreasing from 7,015,254 Mcf in 2013. The average price per Mcf of gas received by the Trust decreased from $4.33 in 2014 to $3.21 in 2015 after increasing from $3.72 in 2013. The Trustee believes that a colder winter in 2013 helped to drive the natural gas prices up for that year. In 2014, the price of natural gas continued to increase over that of 2013 due to draw downs of natural gas inventories as did the uncertainty in the energy sector overall. The Trustee believes that decreased demand of natural gas in the industrial sector, along with downward pressure on the price of oil as well as warmer-than-normal weather early in the year contributed to the decrease of the price of natural gas in 2015.

Oil volumes sold increased to 551,507 barrels (“Bbls”) in 2015 from 466,158 Bbls in 2014, after having decreased from 474,095 Bbls in 2013. The average sales price of oil decreased to $54.01 per Bbl in 2015, from $87.23 per Bbl in 2014, which was an increase from $86.84 per Bbl in 2013. The U.S. economy grew slowly in 2013, and along with lower demand for oil, showed up in lower oil prices in 2013. Colder weather early in 2014 along with political unrest and a recovering economy allowed oil prices to increase during the first three quarters of the year, but the continued glut of oil inventories and the failure of OPEC member countries to agree on production cuts pushed the price of oil down to a level not seen in some time during the final quarter of 2014. This downward pressure on oil prices continued throughout 2015 due to continued oversupply caused by increased production of oil in the United States along with OPEC member countries continued failure to agree on production cuts. This was exacerbated by a decrease in demand for oil due to a slow down in the economy and continued geopolitical unrest.

Interest income was $1,000 in 2015, which had decreased from $3,000 in 2014, which had decreased from $7,000 in 2013. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,422,000 in 2015 from $2,405,000 in 2014 due mainly to increases in Escrow Agent/Trustee fees of approximately $173,100 and increases in auditing and tax reporting fees of $22,200. These increases were offset somewhat by decreases in Unit holder information services of approximately $72,400; legal and professional fees of approximately $50,700; revenue processing services of approximately $32,700 and in the transfer agent fees of approximately $20,200.

General and administrative expenses increased to $2,405,000 in 2014 from $2,066,000 in 2013 due mainly to increases in fees associated with revenue processing of approximately $117,900; printing and Unit holder information services of approximately $91,000; Escrow Agent/Trustee fees of approximately $49,200; legal services of approximately $42,300; auditing and tax reporting services of approximately $41,800 and transfer agent fees of approximately $29,200. These increases were offset somewhat by a decrease in engineering services of approximately $25,500.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. In June 2013, the Trust received a refund of $376,838 from the State of Oklahoma and in September 2013, the Trust received a refund of $201,691 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2015, September 2015, July 2013 and October 2013 distributions, respectively.

The Trust will file tax returns for 2015 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2015.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2013 and 2015. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2015	$54.01	$3.21
2014	87.23	4.33
2013	86.84	3.72

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2015 and 2014, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2015 and 2014, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2015, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

February 29, 2016

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2015	2014
Assets
Cash and short-term investments	$5,804,070	$6,488,132
Royalty interests in oil and gas properties less accumulated amortization of $22,085,808 (2015) and $22,037,912 (2014)	309,377	357,273

Total	$6,113,447	$6,845,405

Liabilities and Trust Corpus
Trust expenses payable	$180,498	$170,843
Other payables (Note 4)	752,664	2,139,270

Total liabilities	933,162	2,310,113
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,180,285	4,535,292

Total	$6,113,447	$6,845,405

Statements of Distributable Income

	Year Ended December 31,
	2015	2014	2013
Royalty Income	$48,386,010	$61,089,631	$60,778,627
Interest Income	747	3,035	6,772

Total	48,386,757	61,092,666	60,785,399
General and administrative expenses (Note 6)	2,422,084	2,404,692	2,066,007

Distributable income	$45,964,673	$58,687,974	$58,719,392

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.15	$4.03	$4.03

Statements of Changes in Trust Corpus

	2015	2014	2013
Trust corpus, beginning of year	$4,535,292	$5,634,513	$4,067,313
Amortization of royalty interests	(47,896)	(44,098)	(52,913)
Distributable income	45,964,673	58,687,974	58,719,392
Distributions to unit holders (Note 3)	(45,271,784)	(59,743,097)	(57,099,279)

Trust corpus, end of year	$5,180,285	$4,535,292	$5,634,513

Distributions per unit (Note 3)	$3.11	$4.10	$3.92

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2015.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. In June 2013, the Trust received a refund of $376,838 from the State of Oklahoma and in September 2013, the Trust received a refund of $201,691 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2015, September 2015, July 2013 and October 2013 distributions, respectively.

The Trust will file tax returns for 2015 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2015	2014
Royalty receipts in suspense pending verification of ownership interest or title	$752,664	$2,139,270

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2015, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2016	January 15, 2016	January 29, 2016	$.27597
February 4, 2016	February 16, 2016	February 29, 2016	$.13361

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2015	2014	2013
Trustee’s fee	$358,985	$321,055	$295,294
Escrow Agent fees paid to Trustee	1,076,947	909,257	885,863
Professional fees	361,268	389,790	328,355
Unit holders’ services fees	370,611	466,209	346,003
Other	254,273	318,381	210,492

Total General and Administrative Expenses	$2,422,084	$2,404,692	$2,066,007

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2015 and 2014 (in thousands, except per Unit amounts):

2015	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,111	$14,564	$1.00
Second Quarter	10,294	9,484	0.65
Third Quarter	13,550	12,973	0.89
Fourth Quarter	9,431	8,944	0.61

	$48,386	$45,965	$3.15

2014	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,775	$13,167	$0.90
Second Quarter	16,539	15,727	1.08
Third Quarter	18,428	17,959	1.23
Fourth Quarter	12,348	11,835	0.82

	$61,090	$58,688	$4.03

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2013	6,499	41,650
Revisions of previous statements	156	1,247
Production	(396)	(5,467)

December 31, 2013	6,259	37,430
Revisions of previous statements	532	4,058
Production	(381)	(5,156)

December 31, 2014	6,410	36,332
Revisions of previous statements	185	2,744
Production	(426)	(5,206)

December 31, 2015	6,169 *	33,870

*	Includes net total proved NGL reserves of 1,723 thousand barrels.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil		Gas
	(Barrels)		(Mcf)
Proved developed reserves:
January 1, 2013	6,296		38,642
December 31, 2013	5,997		34,426
December 31, 2014	6,199		33,330
December 31, 2015	6,030	*	31,006

*	Includes net proved developed NGL reserves of 1,632 thousand barrels.

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($50.16 per bbl and $2.64 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $46.66 per barrel of oil, $12.39 per barrel of NGL, and $2.62 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2015	2014	2013
Future net cash inflows	$276,693	$580,080	$576,848
Discount of future net cash flows @ 10%	(136,351)	(319,116)	(318,685)

Standardized measure of discounted future net cash inflows	$140,342	$260,964	$258,163

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Standardized measure of discounted future net cash flows, January 1,	$260,964	$258,163	$250,114
Royalty income, net of severance and ad valorem taxes	(48,386)	(61,090)	(60,779)
Changes in prices, net of related costs	(174,016)	(1,878)	17,397
Revisions of previous estimates and other	75,684	39,953	26,420
Accretion of discount	26,096	25,816	25,011

Standardized measure of discounted future net cash flows, December 31,	$140,342	$260,964	$258,163

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 16, 2016, NYMEX posted oil prices were approximately $29.05 per barrel, which compared to the average posted price of $50.16 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 16, 2016, NYMEX posted gas prices were $1.95 per million British thermal units. The use of such price, as compared to the average posted price of $2.64 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

9. State Taxes

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to an income tax in Texas. However, Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is considered a taxable entity under the Texas franchise tax would generally be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015. The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2015, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas:

We have audited the internal control over financial reporting of Sabine Royalty Trust (the “Trust”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Sabine Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control —Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2015 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2015, which financial statements have been prepared on the modified cash basis of accounting as described in Note 2 to such financial statements, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

February 29, 2016

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 16, 2016, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2015 and 2014 are:

	2015	2014
Audit fees	$158,000	$140,950
Audit-related fees	$0	$0
Tax fees	$28,650	$23,500
All other fees	$0	$0

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2015 and 2014

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2015

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2015

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated February 29, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)		–	Report dated February 2, 2016 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2015.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SOUTHWEST BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: February 29, 2016

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated February 29, 2016 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99.1)	–	Report dated February 2, 2016 of the Trustee containing interim tax information for each of the 12 months in the year ending December 31, 2015.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.