Form 10-Q
period 2016-03-31
SABINE ROYALTY TRUST
filed 2016-05-09
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 9, 2016: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2015 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2016, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015, included herein, have been reviewed by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2016, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2015 is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

May 9, 2016

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS (UNAUDITED)

	Note	March 31, 2016	December 31, 2015

Assets
Cash and short-term investments		$4,417,265	$5,804,070
Royalty interests in oil and gas properties (less accumulated amortization of $22,095,534 and $22,085,808 at March 31, 2016 and December 31, 2015)		299,651	309,377

TOTAL		$4,716,916	$6,113,447

Liabilities and Trust Corpus
Trust expenses payable	4	$356,238	$180,498
Other payables	4	1,000,586	752,664

		1,356,824	933,162
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,360,092	5,180,285

TOTAL		$4,716,916	$6,113,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2016	2015
Royalty Income		$6,968,945	$15,110,863
Interest Income		836	227

Total		6,969,781	15,111,090
General and administrative expenses		(801,119)	(546,704)

Distributable Income		$6,168,662	$14,564,386

Distributable Income per unit (14,579,345 units)	1,3,5	$.42	$1.00

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2016	2015
Trust corpus, beginning of period		$5,180,285	$4,535,292
Amortization of royalty interests		(9,726)	(11,807)
Distributable income		6,168,662	14,564,386
Distributions	3	(7,979,129)	(14,638,099)

Trust corpus, end of period		$3,360,092	$4,449,772

Distributions per unit (14,579,345 units)	3	$.55	$1.00

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2016, no impairment is required.

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

Federal Tax Considerations

The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for federal income tax purposes and therefore is not subject to federal income tax at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1 to these financial statements is respected by the Internal Revenue Service. In the absence of the escrow arrangement, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangement as effective for federal income tax purposes and furnishes tax information to Unit holders on that basis.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 5, 2016	April 15, 2016	April 29, 2016	$.13858

May 4, 2016	May 16, 2016	May 27, 2016	$.16435

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2016.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2016 was $6,168,662, or $0.42 per unit. Royalty income for the three months ended March 31, 2016 amounted to $6,968,845 while interest income was $836. General and administrative expenses totaled $801,119 for the three months ended March 31, 2016.

Distributions during the period were $.27597, $.13361, and $.13771 per Unit payable to Unit holders of record on January 15, February 16, and March 15, 2016, respectively.

Royalty income for the quarter ended March 31, 2016 decreased approximately $8,142,000 or 54% compared with the first quarter of 2015. This decrease was primarily caused by decreases in the pricing of both natural gas and oil ($8.1 million) along with decreases in production of both oil and natural gas ($0.8 million). These decreases in revenue were offset somewhat by a decrease in taxes and operating expenses ($0.7 million) corresponding with the decrease in revenues.

Compared to the preceding quarter ended December 31, 2015, royalty income decreased approximately $2,462,000 or 26%, due mainly to a decrease in the production of both natural gas and oil ($2.4 million) along with a decrease in the pricing of both oil and natural gas ($2.2 million). These decreases in revenue were offset somewhat by a decrease in operating expenses and taxes paid ($2.2 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2016	March 31, 2015	December 31, 2015
Production
Oil (Bbls)	124,136	135,592	164,454
Gas (Mcfs)	1,483,656	1,658,070	1,927,508

Average Price
Oil (per Bbl)	$36.21	$68.14	$44.93
Gas (per Mcf)	$2.18	$4.44	$2.57

Gas revenues received for the three months ended March 31, 2016, related primarily to production for October through December 2015. The average price of gas as reported by the Henry Hub for the same time period was $1.91 per Mcf. The average price of gas for the Henry Hub was $1.79 per Mcf for January through March 2016. Oil revenues for the three months ended March 31, 2016 related primarily to production for November 2015 through January 2016. The average price of oil as reported by NYMEX for that time period was $37.20 per barrel. The average price of oil was $33.35 per barrel for January through March 2016. As of April 11, 2016, the average price of gas for the Henry Hub was $1.71 per Mcf and the average price of oil reported by NYMEX was $40.46 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2016 increased $600 compared with the first quarter of 2015. Compared to the preceding quarter ended December 31, 2015, interest income increased $700. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2016 increased by approximately $254,400 compared to the same quarter of 2015 primarily due to the timing of payment of engineering services of approximately $148,200; the timing of payment of auditing fees of $59,000; the timing of payment of printing expenses of approximately $33,000; an increase in the escrow agent/trustee fees of approximately $37,300; and an increase in the New York Stock Exchange listing fee of $7,500. These increases were offset somewhat by a decrease in legal and other professional fees of approximately $29,300.

Compared to the previous quarter ended December 31, 2015, general and administrative expenses increased approximately $313,400 due mainly to the timing of payment of engineering services of approximately $148,200; the timing of payment of printing and unitholder information services of approximately $75,400; the timing of payment of the New York Stock Exchange listing fee of $52,500; the timing of payment of auditing services of $39,000; and an increase in escrow agent/trustee fees of approximately $16,800. These increases were offset somewhat by a decrease in legal and other professional fees of approximately $17,800.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2016.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 9, 2016

(The Trust has no directors or executive officers.)