Form 10-Q
period 2016-06-30
SABINE ROYALTY TRUST
filed 2016-08-04
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 4, 2016: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2015 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2016, the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2016, and for the three-month and six-month periods ended June 30, 2016, included herein, have been reviewed by Weaver and Tidwell LLP, an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month and six-month periods ended June 30, 2015, included herein, were previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2016 and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2016 and changes in trust corpus for the six-month period ended June 30, 2016. There interim financial statements are the responsibility of the Trustee.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 4, 2016

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2016	December 31, 2015
		(Unaudited)

Assets
Cash and short-term investments		$4,571,741	$5,804,070
Royalty interests in oil and gas properties (less accumulated amortization of $22,105,695 and $22,085,808 at June 30, 2016 and December 31, 2015)		289,490	309,377

TOTAL		$4,861,231	$6,113,447

Liabilities and Trust Corpus
Trust expenses payable	4	$190,101	$180,498
Other payables	4	1,379,702	752,664

		1,569,803	933,162
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,291,428	5,180,285

TOTAL		$4,861,231	$6,113,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2016	2015
Royalty Income		$6,504,020	$10,294,137
Interest Income		1,161	158

Total		6,505,181	10,294,295
General and administrative expenses		(651,029)	(810,362)

Distributable Income		$5,854,152	$9,483,933

Distributable Income per unit (14,579,345 units)	1,3,5	$.40	$.65

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2016	2015
Royalty Income		$13,472,965	$25,405,000
Interest Income		1,997	385

Total		13,474,962	25,405,385
General and administrative expenses		(1,452,148)	(1,357,066)

Distributable Income		$12,022,814	$24,048,319

Distributable Income per unit (14,579,345 units)	1,3,5	$.82	$1.65

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2016	2015
Trust corpus, beginning of period		$5,180,285	$4,535,292
Amortization of royalty interests		(19,887)	(23,534)
Distributable income		12,022,814	24,048,319
Distributions	3	(13,891,784)	(25,201,711)

Trust corpus, end of period		$3,291,428	$3,358,366

Distributions per unit (14,579,345 units)	3	$.95	$1.73

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

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982, to Sabine’s shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock. In May 1988, Sabine was acquired by Pacific Enterprises (“Pacific”), a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation and a wholly owned subsidiary of Pacific, effective January 1, 1990. This acquisition and the subsequent mergers had no effect on the Units. Pacific (USA), as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2016, no impairment is required.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 7, 2016	July 18, 2016	July 29, 2016	$.13457

August 4, 2016	August 15, 2016	August 29, 2016	$.13527

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2016.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2016, was $5,854,152, or $0.40 per unit. Royalty income for the three months ended June 30, 2016, amounted to $6,504,020 while interest income was $1,161. General and administrative expenses totaled $651,029 for the three months ended June 30, 2016.

Distributions during the period were $.13858, $.16435, and $.10262 per Unit payable to Unit holders of record on April 15, May 16, and June 15, 2016, respectively.

Royalty income for the quarter ended June 30, 2016, decreased approximately $3,790,000 or 37% compared with the second quarter of 2015. This decrease was primarily caused by lower prices for both natural gas and oil ($3.4 million) along with decreases in production of both oil and natural gas ($0.6 million). These decreases in revenue were offset somewhat by a decrease in taxes and operating expenses ($0.2 million) corresponding with the decrease in revenues.

Compared to the preceding quarter ended March 31, 2016, royalty income decreased approximately $465,000 or 7%, due mainly to a decrease in the production of oil ($.7 million) along with lower oil prices ($0.4 million) and an increase in taxes and operating expenses ($0.2 million). These decreases were offset somewhat by an increase in the production of natural gas ($0.5 million) and higher natural gas prices ($0.3 million).

Royalty income for the six months ended June 30, 2016, decreased, $11,932,000 or 47% compared with the same time period in 2015. This decrease was due mainly to lower natural gas and oil prices ($11.5 million) and a decrease in the production of both natural gas and oil ($1.4 million). These decreases in revenue were tempered somewhat by lower taxes and operating expenses ($1.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2016	June 30, 2015	March 31, 2016
Production
Oil (Bbls)	104,006	119,011	124,136
Gas (Mcfs)	1,704,049	1,740,871	1,483,656

Average Price
Oil (per Bbl)	$33.35	$48.85	$36.21
Gas (per Mcf)	$2.35	$3.26	$2.18

	Six-Months Ended
	June 30, 2016	June 30, 2015
Production
Oil (Bbls)	228,142	254,603
Gas (Mcfs)	3,187,705	3,398,941

Average Price
Oil (per Bbl)	$34.91	$59.12
Gas (per Mcf)	$2.27	$3.84

Gas revenues received for the three months ended June 30, 2016, related primarily to production for January through March 2016. The average price of gas reported by the Henry Hub for the same time period was $1.79 per Mcf. The average price of gas for the Henry Hub was $1.86 per Mcf for January through June 2016. Oil revenues for the three months ended June 30, 2016, related primarily to production for February through April 2016. The average price of oil as reported by NYMEX for that time period was $36.32 per barrel. The average price of oil was $39.55 per barrel for January through June 2016. As of July 11, 2016, the average price of gas for the Henry Hub was $2.59 per Mcf and the average price of oil reported by NYMEX was $44.73 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2016, increased approximately $1,000 compared with the second quarter of 2015. Compared to the preceding quarter ended March 31, 2016, interest income increased approximately $300. Income for the six months ended June 30, 2016 increased approximately $1,600 compared to the same time period in 2015. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2016, decreased by approximately $159,300 compared to the same quarter of 2015 primarily due to the timing of payment of engineering services of approximately $128,700; the timing of payment of auditing fees of $55,000; and the timing of payment of printing and unit holder expenses of approximately $7,400. These decreases were offset somewhat by an increase in escrow agent/trustee fees of approximately $25,700 and an increase in legal and other professional fees of approximately $4,500.

Compared to the previous quarter ended March 31, 2016, general and administrative expenses decreased approximately $150,100 due mainly to the timing of payment of engineering services of approximately $148,200; the timing of payment of the New York Stock Exchange listing fee of $52,500; and the timing of payment of auditing services of $28,000. These decreases were offset somewhat by an increase due to the timing of payment of printing and unit holder services of approximately $63,600 as well as the timing of payment of legal and other professional fees of approximately $16,200.

Administrative expenses increased approximately $95,100 for the six months ended June 30, 2016, compared to the same time period in 2015 due primarily to increases in escrow agent/trustee fees of approximately $63,100; legal and other professional fees of approximately $24,600; engineering services of approximately $19,500; an increase in the New York Stock Exchange listing fee of $7,500 and an increase in auditing fees of $4,000. These increases were tempered somewhat by a decrease in printing and unit holder fees of approximately $23,800.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2016.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 4, 2016

(The Trust has no directors or executive officers.)