Form 10-Q
period 2016-09-30
SABINE ROYALTY TRUST
filed 2016-11-04
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 4, 2016: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2015 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2016, the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2016 and 2015, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2016, and for the three-month and nine-month periods ended September 30, 2016, included herein, have been reviewed by Weaver and Tidwell L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month and nine-month periods ended September 30, 2015, included herein, were previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2016 and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2016 and changes in trust corpus for the nine-month period ended September 30, 2016. There interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 4, 2016

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		September 30,	December 31,
	Note	2016	2015
		(Unaudited)

Assets
Cash and short-term investments		$5,345,519	$5,804,070
Royalty interests in oil and gas properties (less accumulated amortization of $22,117,193 and $22,085,808 at September 30, 2016 and December 31, 2015)		277,992	309,377

TOTAL		$5,623,511	$6,113,447

Liabilities and Trust Corpus
Trust expenses payable	4	$158,321	$180,498
Other payables	4	746,761	752,664

		905,082	933,162
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,718,429	5,180,285

TOTAL		$5,623,511	$6,113,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2016	2015
Royalty Income		$9,043,086	$13,550,040
Interest Income		2,718	211

Total		9,045,804	13,550,251
General and administrative expenses		(518,972)	(577,309)

Distributable Income		$8,526,832	$12,972,942

Distributable Income per unit (14,579,345 units)	1,3,5	$.58	$.89

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2016	2015
Royalty Income		$22,516,051	$38,955,040
Interest Income		4,715	596

Total		22,520,766	38,955,636
General and administrative expenses		(1,971,120)	(1,934,375)

Distributable Income		$20,549,646	$37,021,261

Distributable Income per unit (14,579,345 units)	1,3,5	$1.41	$2.54

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2016	2015
Trust corpus, beginning of period		$5,180,285	$4,535,292
Amortization of royalty interests		(31,385)	(38,134)
Distributable income		20,549,646	37,021,261
Distributions	3	(20,980,117)	(37,836,173)

Trust corpus, end of period		$4,718,429	$3,682,246

Distributions per unit (14,579,345 units)	3	$1.44	$2.60

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2016, no impairment is required.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 5, 2016	October 17, 2016	October 31, 2016	$.23324

November 3, 2016	November 15, 2016	November 29, 2016	$.11702

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2016.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2016 was $8,526,832, or $0.58 per unit. Royalty income for the three months ended September 30, 2016 amounted to $9,043,086 while interest income was $2,718. General and administrative expenses totaled $518,972 for the three months ended September 30, 2016.

Distributions during the period were $.13457, $.13527, and $.21635 per Unit payable to Unit holders of record on July 18, August 15, and September 15, 2016, respectively.

Royalty income for the quarter ended September 30, 2016 decreased approximately $4,507,000 or 33% compared with the third quarter of 2015. This decrease was primarily caused by lower prices for both natural gas and oil ($3.7 million) along with a decrease in the production of natural gas ($1.2 million) and an increase in severance and ad valorem taxes ($0.6 million). These decreases in revenue were offset somewhat by an increase in oil production ($1.0 million).

Compared to the preceding quarter ended June 30, 2016, royalty income increased approximately $2,539,000 or 39%, due mainly to an increase in the production of oil ($2.2 million) along with higher oil prices ($0.9 million). These increases were offset somewhat by a decrease in the price of natural gas ($0.5 million) and an increase in severance and ad valorem taxes ($0.1 million).

Royalty income for the nine months ended September 30, 2016 decreased $16,439,000 or 42% compared with the same time period in 2015. This decrease was due mainly to lower natural gas and oil prices ($14.8 million) and a decrease in the production of both natural gas and oil ($1.9 million). These decreases in revenue were tempered somewhat by lower severance and ad valorem taxes ($0.3 million)

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2016	September 30, 2015	June 30, 2016
Production
Oil (Bbls)	156,446	132,451	104,006
Gas (Mcfs)	1,695,607	2,261,580	1,704,049

Average Price
Oil (per Bbl)	$42.48	$55.44	$33.35
Gas (per Mcf)	$2.05	$2.93	$2.35

	Nine-Months Ended
	September 30, 2016	September 30, 2015
Production
Oil (Bbls)	384,588	387,053
Gas (Mcfs)	4,883,312	5,737,147

Average Price
Oil (per Bbl)	$37.99	$57.86
Gas (per Mcf)	$2.19	$3.43

Gas revenues received for the three months ended September 30, 2016, related primarily to production for April through June 2016. The average price of gas reported by the Henry Hub for the same time period was $1.93 per Mcf. The average price of gas for the Henry Hub was $2.11 per Mcf for January through September 2016. Oil revenues for the three months ended September 30, 2016 related primarily to production for May through July 2016. The average price of oil as reported by NYMEX for that time period was $46.77 per barrel. The average price of oil was $41.35 per barrel for January through September 2016. As of October 11, 2016, the average price of gas for the Henry Hub was $2.85 per Mcf and the average price of oil reported by NYMEX was $50.72 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2016 increased approximately $2,500 compared with the third quarter of 2015. Compared to the preceding quarter ended June 30, 2016, interest income increased approximately $1,600. Income for the nine months ended September 30, 2016 increased approximately $4,100 compared to the same time period in 2015. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2016 decreased by approximately $58,300 compared to the same quarter of 2015 primarily due to the timing of payment of professional services of approximately $74,300. This decrease was offset somewhat by an increase in the escrow agent/trustee fees of approximately $17,100.

Compared to the previous quarter ended June 30, 2016, general and administrative expenses decreased approximately $132,100 due mainly to the timing of payment of printing and unit holder services of approximately $127,800; the timing of payment of auditing services of $12,500 and a decrease in escrow agent/trustee fees of approximately $3,300. These decreases were offset somewhat by an increase in professional services of approximately $14,900.

General and administrative expenses increased approximately $36,700 for the nine months ended September 30, 2016 compared to the same time period in 2015 due primarily to increases in escrow agent/trustee fees of approximately $80,200; printing and unit holder information services of approximately $23,000; engineering services of approximately $19,500; and an increase in the New York Stock Exchange listing fee of $7,500. These increases were tempered somewhat by a decrease in professional services of approximately $98,100.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2016.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 4, 2016

(The Trust has no directors or executive officers.)