Form 10-K
period 2016-12-31
SABINE ROYALTY TRUST
filed 2017-03-10
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $487 million.

At March 10, 2017, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2016 were $2,554,716 of which, pursuant to the terms of the Trust Agreement, $383,681 was paid to Southwest Bank as Trustee, and $1,151,046 was paid to Southwest Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 10, 2017, there were 14,579,345 Units outstanding.

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

Climate Change/Hydraulic Fracturing.    Climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The United States Environmental Protection Agency (“EPA”) has issued greenhouse gas monitoring and reporting regulations. Under those rules, since 2012, persons that hold state drilling permits that emit 25,000 metric tons or more of carbon dioxide equivalent per year have been required to annually report their greenhouse gas emissions.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. In April 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks and other equipment. In May 2016, EPA issued a suite of new final regulations designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells.

With respect to hydraulic fracturing, in February 2014, the EPA published a final guidance that broadly defined diesel fuel and which required the issuance of a Class II Underground Injection control permit for hydraulic fracturing treatments using diesel fuel. Those requirements may cause additional costs and delays in hydraulic fracturing operations using diesel fuels. To the extent diesel fuels are used in hydraulic fracturing activities on properties underlying the Royalty Properties, this guidance will apply.

Congress and various states, including Texas, Louisiana, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Texas requires oil and gas operators to disclose the chemicals on the Frac Focus website.

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. These investigations and studies could, depending on their results, encourage additional efforts to regulate hydraulic fracturing.

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

Prices

Oil

The Trust's average per barrel oil price decreased from $54.01 in 2015 to $39.58 in 2016. The Trustee believes that the oversupply of oil along with worldwide geopolitical unrest led to the decrease in the price of oil in 2015 compared to 2014 prices. Oil prices remained volatile in 2016 and although the continued geopolitical unrest and lower demand for oil continued to put downward pressure on prices for most of the year, the fact that OPEC had some success in agreeing on production cuts helped the price of oil to rebound slightly at the end of 2016.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2016 on natural gas volumes sold of $2.33 per Mcf represented a decrease from the $3.21 per Mcf received in 2015, due largely to international instability, warmer-than-average weather early in 2016 and increased demand for cleaner-burning fuels. In 2016, the uncertainty around the election in the United States along with global geopolitical unrest as well as a continued surplus in gas inventories continued to keep gas prices low.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2016, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2016.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2017 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Dennis W. Thompson, the Assistant Manager, North America Division with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Mr. Thompson’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 20, 2017

Southwest Bank

P.O. Box 962020

Fort Worth, Texas 76162-2020

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), we have prepared estimates of the extent and value of the net proved oil, condensate, natural gas liquids (NGL), and gas reserves, as of January 1, 2017, of certain properties that the Trust has represented that it owns. This evaluation was prepared for the purpose of reporting estimates of the Trust’s reserves and associated future net revenue. This evaluation was completed on February 20, 2017. The properties evaluated consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Southwest Bank (Southwest Bank) acts as trustee of the Trust. Southwest Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2017. The properties evaluated account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202(a)(8) of Regulation S-K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum to be produced from these properties after December 31, 2016. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others.

Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after field separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the pressure base of the state in which the interest is located. Oil and condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements. For reporting purposes, oil, condensate, and NGL reserves have been estimated separately and are presented herein as a summed quantity.

Values shown herein are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, and expenses including, but not limited to, treating, compression, and marketing expenses incurred on the Trust’s royalty interests from the future gross revenue. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a specified arbitrary discount rate compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

Estimates of oil, condensate, and NGL, and gas reserves and future net revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such reserves and revenue estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Data used in this evaluation were obtained from reviews with Southwest Bank personnel, from Southwest Bank files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Global Inc.; Copyright 2017 IHS Global Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Southwest Bank with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

An analysis of reservoir performance, including production rate, reservoir pressure, and gas-oil ratio behavior, was used in the estimation of reserves. For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production. Because the Trust is unable to provide actual operating expenses for the properties evaluated (since the Trust’s interests are only royalty interests), typical operating expenses, based on our knowledge of the area and/or field operations, were used to determine the economic limits of production.

In certain cases, when the previously named methods could not be used, reserves were estimated by analogy with similar wells or reservoirs for which more complete data were available.

The Trust owns several thousand royalty interests. In view of the limited information available to a royalty owner and the small reserves volumes attributable to many of these interests, certain of the reserves representing approximately 27 percent of the total net reserves of the properties included herein were summarized by state or field and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and experience with similar properties were used in evaluating these properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. Typical drilling capital costs, operating expenses, and abandonment costs in these areas were used to validate that the undeveloped reserves are economic. These undeveloped reserves represent only 4 percent of the total net reserves evaluated herein.

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

Proved oil and gas reserves – Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

Developed oil and gas reserves – Developed oil and gas reserves are reserves of any category that can be expected to be recovered:

(i) Through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and

(ii) Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

Undeveloped oil and gas reserves – Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

Oil, Condensate, NGL, and Gas Prices

Oil, condensate, NGL, and gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil reference price of $42.60 per barrel and a Henry Hub gas reference price of $2.50 per million British thermal units were used for this evaluation. The prices were held constant thereafter and were not escalated for inflation. The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $39.34 per barrel of oil and condensate, $2.422 per thousand cubic feet of gas, and $11.66 per barrel of NGL.

Based on royalty receipts received by the Trust, as provided by Southwest Bank, various oil, condensate, NGL, and gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

Operating Expenses, Capital Costs, and Abandonment Costs

The properties evaluated are royalties. Therefore, no operating expenses, capital costs, or abandonment costs are incurred. Because the Trust is unable to provide actual operating expenses for the properties evaluated, typical operating expenses, based on our knowledge of the area and/or field operations, were used to determine the economic limits of production. For undeveloped reserves, typical drilling capital costs, operating expenses, and abandonment costs in these areas were used to validate that the undeveloped reserves are economic.

The expenses reported are primarily severance taxes and ad valorem taxes, which were based on historical tax rates furnished by Southwest Bank. Several properties incur additional expenses related to transportation, marketing, and/or other expenses that were charged to the royalty interests. These expenses are reported as transportation expenses. No escalation has been applied to the expenses.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its oil and gas reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2017, estimated oil and gas reserves.

Our estimates of the Trust’s net proved reserves, as of January 1, 2017, attributable to the reviewed properties were based on the definitions of proved reserves of the SEC and are summarized by geographic area as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2017
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)
Florida	51	0	0	0
Louisiana	54	444	0	0
Mississippi	104	501	16	0
New Mexico	380	1,868	0	0
Oklahoma	597	9,421	0	0
Texas	4,813	20,611	5	2,772

Total	5,999	32,845	21	2,772

*	Includes total net NGL reserves of 1,702 Mbbl proved developed and 0 Mbbl proved undeveloped.

A projection of the estimated future net revenue from the properties evaluated, as of January 1, 2017, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2017	23,222
2018	20,587
2019	18,564

Subtotal	62,373
Remaining	175,992

Total	238,365

* Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2017, has been estimated to be M$121,084.

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

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON
Texas Registered Engineering Firm F-716

/s/ Dennis W. Thompson, P.E.
Dennis W. Thompson, P.E.
[SEAL]	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dennis W. Thompson, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Southwest Bank dated February 20, 2017, and that I, as Senior Vice President, was responsible for the preparation of this letter report.

2.	That I attended Eastern New Mexico University, and that I graduated with a Bachelor of Science degree in Geology in the year 1973; that I earned a Master of Science degree in Petroleum Engineering from the University of Texas at Austin in 1975; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and that I have in excess of 37 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Dennis W. Thompson, P.E.
Dennis W. Thompson, P.E.
[SEAL]	Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2016 will be approximately $2,741,500.

The present value of future net revenue of the Trust's proved developed reserves decreased from $140,342,269 at January 1, 2016 to $121,083,826 at January 1, 2017. This decrease resulted from the oil and gas prices used in the calculation of such amount, from an average price of $46.66 per barrel of oil, $12.39 per barrel of natural gas liquids (NGL) and $2.62 per Mcf of gas at January 1, 2016 to an average price of $39.34 per barrel of oil, $11.66 per barrel of NGL and $2.42 per Mcf of gas at January 1, 2017.

Subsequent to December 31, 2016, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 21, 2017, NYMEX posted oil prices were approximately $46.50 per barrel, which compared to the average posted price of $42.60 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of February 21, 2017, NYMEX posted gas prices were $2.56 per million British thermal units. The use of such price, as compared to the average posted price of $2.50 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2016	High	Low
First Quarter	$34.75	$22.75	$0.54729
Second Quarter	35.78	28.93	0.40555
Third Quarter	40.99	33.01	0.48619
Fourth Quarter	37.85	33.46	0.49500

	Sales Price		Distributions per Unit
2015	High	Low
First Quarter	$45.02	$35.49	$1.00403
Second Quarter	42.74	37.50	0.72456
Third Quarter	39.44	26.56	0.86660
Fourth Quarter	36.00	25.50	0.51001

At February 24, 2017, there were 14,579,345 Units outstanding and approximately 1,177 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2016	2015	2014	2013	2012
Royalty Income	$30,022,292	$48,386,010	$61,089,631	$60,778,627	$54,648,942
Distributable Income	27,475,994	45,964,673	58,687,974	58,719,392	52,320,222
Distributable Income per Unit	1.88	3.15	4.03	4.03	3.59
Total Assets at Year End	5,234,447	6,113,447	6,845,405	6,949,006	5,255,415
Distributions per Unit	1.93	3.11	4.10	3.92	3.70

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2014, 2015, and 2016.

Net royalty income during 2016 decreased approximately $18,364,000, or 38.0 percent, compared to 2015 net royalty income, which had decreased approximately $12,704,000, or 20.8 percent, from 2014 net royalty income.

Revenues generated by sales of oil and gas decreased in 2016 from 2015 as a result of lower oil and gas prices ($14.7 million) along with lower oil and gas sales volumes ($4.6 million); offset somewhat by lower operating expenses and taxes ($1.2 million).

Gas volumes decreased from 7,660,348 thousand cubic feet ("Mcf") in 2015 to 6,374,231 Mcf in 2016 after increasing from 6,411,935 Mcf in 2014. The average price per Mcf of gas received by the Trust decreased from $3.21 in 2015 to $2.33 in 2016 after decreasing from $4.33 in 2014. The Trustee believes that draw downs in inventory in 2014 along with uncertainty in the energy sector overall helped to drive the price of gas up in 2014. The trustee believes that decreased demand of natural gas in the industrial sector, along with downward pressure on the price of oil as well as warmer-than-normal weather early in the year contributed to the decrease of the price of natural gas in 2015. In 2016, the uncertainty around the election in the United States along with global geopolitical unrest as well as a continued surplus in gas inventories continued to keep gas prices low.

Oil volumes sold decreased to 511,636 barrels ("Bbls") in 2016 from 551,507 Bbls in 2015, after having increased from 466,158 Bbls in 2014. The average sales price of oil decreased to $39.58 per Bbl in 2016, from $54.01 per Bbl in 2015, which was a decrease from $87.23 per Bbl in 2014. Colder weather early in 2014 along with political unrest and a recovering economy allowed oil prices to increase during the first three quarters of the year, but the continued glut of oil inventories and the failure of OPEC member countries to agree on production cuts pushed the price of oil down to a level not seen in some time during the final quarter of 2014. This downward pressure on oil prices continued throughout 2015 due to continued oversupply caused by increased production of oil in the United States along with OPEC member countries continued failure to agree on production cuts. This was exacerbated by a decrease in demand for oil due to a slow down in the economy and continued geopolitical unrest throughout 2016. Toward the end of 2016, oil prices saw an uptick, ending the year around $50.00 per Bbl.

Interest income was approximately $8,000 in 2016, which had increased from approximately $1,000 in 2015, which had decreased from approximately $3,000 in 2014.Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to $2,555,000 in 2016 from $2,422,000 in 2015 due mainly to increases in Escrow Agent/Trustee fees of approximately $98,800, printing and Unit holder information services of approximately $38,700, engineering services of approximately $19,500 and other professional expenses of approximately $17,400. These increases were offset somewhat by decreases in lockbox fees of approximately $25,800, legal services of approximately $9,100, ad valorem tax rendition fees of approximately $4,900 and transfer agent fees of approximately $4,400.

General and administrative expenses increased to $2,422,000 in 2015 from $2,405,000 in 2014 due mainly to increases in Escrow Agent/Trustee fees of approximately $173,100 and increases in auditing and tax reporting fees of $22,200. These increases were offset somewhat by decreases in Unit holder information services of approximately $72,400, legal and professional fees of approximately $50,700, revenue processing services of approximately $32,700 and a decrease in the transfer agent fees of approximately $20,200.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2015 and September 2015 distributions, respectively.

The Trust did file tax returns for 2015 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2016 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2016.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have decreased between 2014 and 2016. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2016	$39.58	$2.33
2015	54.01	3.21
2014	87.23	4.33

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

We have audited the accompanying statements of assets, liabilities and trust corpus of the Sabine Royalty Trust (the “Trust) as of December 31, 2016, and the related statements of distributable income and changes in trust corpus for the year then ended. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2016 and the distributable income and changes in trust corpus for the year then ended, on the basis of accounting described in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee,

Dallas, Texas:

We have audited the accompanying statements of assets, liabilities, and trust corpus of Sabine Royalty Trust (the “Trust”) as of December 31, 2015, and the related statements of distributable income and changes in trust corpus for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of Sabine Royalty Trust at December 31, 2015, and the distributable income and changes in trust corpus for the years ended December 31, 2015 and 2014, on the basis of accounting described in Note 2.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX

February 29, 2016

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2016	2015
Assets
Cash and short-term investments	$4,961,157	$5,804,070
Royalty interests in oil and gas properties less accumulated amortization of $22,121,895 (2016) and $22,085,808 (2015)	273,290	309,377

Total	$5,234,447	$6,113,447

Liabilities and Trust Corpus
Trust expenses payable	$247,100	$180,498
Other payables (Note 4)	564,048	752,664

Total liabilities	811,148	933,162
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,423,299	5,180,285

Total	$5,234,447	$6,113,447

Statements of Distributable Income

	Year Ended December 31,
	2016	2015	2014
Royalty Income	$30,022,292	$48,386,010	$61,089,631
Interest Income	8,418	747	3,035

Total	30,030,710	48,386,757	61,092,666
General and administrative expenses (Note 6)	2,554,716	2,422,084	2,404,692

Distributable income	$27,475,994	$45,964,673	$58,687,974

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$1.88	$3.15	$4.03

Statements of Changes in Trust Corpus

	2016	2015	2014
Trust corpus, beginning of year	$5,180,285	$4,535,292	$5,634,513
Amortization of royalty interests	(36,087)	(47,896)	(44,098)
Distributable income	27,475,994	45,964,673	58,687,974
Distributions to unit holders (Note 3)	(28,196,893)	(45,271,784)	(59,743,097)

Trust corpus, end of year	$4,423,299	$5,180,285	$4,535,292

Distributions per unit (Note 3)	$1.93	$3.11	$4.10

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2016.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2015 and September 2015 distributions, respectively.

The Trust did file tax returns for 2015 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2016 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2016	2015
Royalty receipts in suspense pending verification of ownership interest or title	$564,048	$752,664

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2016, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 6, 2017	January 17, 2017	January 31, 2017	$.213320
February 3, 2017	February 15, 2017	February 28, 2017	$.192930
March 3, 2017	March 15, 2017	March 29, 2017	$.137450

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2016	2015	2014
Trustee’s fee	$383,681	$358,985	$321,055
Escrow agent fee paid to Trustee	1,151,046	1,076,947	909,257
Professional fees	363,085	361,268	389,790
Unit holders’ services fees	404,880	370,611	466,209
Other	252,024	254,273	318,381

Total General and Administrative Expenses	2,554,716	2,422,084	2,404,692

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2016 and 2015 (in thousands, except per Unit amounts):

2016	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$6,969	$6,169	$0.42
Second Quarter	6,504	5,854	0.40
Third Quarter	9,043	8,527	0.58
Fourth Quarter	7,506	6,926	0.48

	$30,022	$27,476	$1.88

2015	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$15,111	$14,564	$1.00
Second Quarter	10,294	9,484	0.65
Third Quarter	13,550	12,973	0.89
Fourth Quarter	9,431	8,944	0.61

	$48,386	$45,965	$3.15

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2014	6,259	37,430
Revisions of previous statements	532	4,058
Production	(381)	(5,156)

December 31, 2014	6,410	36,332
Revisions of previous statements	185	2,744
Production	(426)	(5,206)

December 31, 2015	6,169	33,870
Revisions of previous statements	244	5,986
Production	(393)	(4,239)

December 31, 2016	6,020	35,617

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil		Gas
	(Barrels)		(Mcf)
Proved developed reserves:
January 1, 2014	5,997		34,426
December 31, 2014	6,199		33,330
December 31, 2015	6,030	*	31,006
December 31, 2016	6,000	**	32,845

*	Includes net proved developed NGL reserves of 1,632 thousand barrels.
**	Includes net proved developed NGL reserves of 1,702 thousand barrels.

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($42.60 per bbl and $2.50 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $39.34 per barrel of oil, $11.66 per barrel of NGL, and $2.42 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2016	2015	2014
Future net cash inflows	$238,365	$276,693	$580,080
Discount of future net cash flows @ 10%	(117,281)	(136,351)	(319,116)

Standardized measure of discounted future net cash inflows	$121,084	$140,342	$260,964

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Standardized measure of discounted future net cash flows, January 1,	$140,342	$260,964	$258,163
Royalty income, net of severance and ad valorem taxes	(30,022)	(48,386)	(61,090)
Changes in prices, net of related costs	(20,688)	(174,016)	(1,878)
Revisions of previous estimates and other	17,418	75,684	39,953
Accretion of discount	14,034	26,096	25,816

Standardized measure of discounted future net cash flows, December 31,	$121,084	$140,342	$260,964

Subsequent to December 31, 2016, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 21, 2017, NYMEX posted oil prices were approximately $46.50 per barrel, which compared to the average posted price of $42.60 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of February 21, 2017, NYMEX posted gas prices were $2.56 per million British thermal units. The use of such price, as compared to the average posted price of $2.50 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Trust determined not to retain Deloitte & Touche LLP as its independent registered public accounting firm, effective as of June 1, 2016, and engaged Weaver and Tidwell, L.L.P. as its new independent registered public accounting firm effective as of June 1, 2016. The decision to change accountants was recommended and approved by the Trustee.

The reports of Deloitte on the Trust’s financial statements as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim period through the June 1, 2016 effective date of the change, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make a reference to the subject matter of the disagreements in connection with their report. In addition, there were no reportable events of the kind defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016. The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2016, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

We have audited internal control over financial reporting of Sabine Royalty Trust (the Trust) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Trustee’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the Trust’s modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America and is described in Note 2 to the Trust’s financial statements. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with its modified cash basis of accounting, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus as of December 31, 2016 and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2016, which financial statements have been prepared on the modified cash basis of accounting described in Note 2 to such financial statements, and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 10, 2017

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 10, 2017, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Fayez Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	800,000(1)	5.5%

(1)	Fayez Sarofim reported as of December 31, 2016, he directly and through certain affiliated entities beneficially owned 800,000 Units, of which he had sole voting and dispositive power with respect to 650,000 Units and shared voting and dispositive power with respect to 150,000 Units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2016 and 2015 are:

	2016	2015
Audit fees: Deloitte & Touche LLP(1)	$107,500	$158,000
Audit fees - Weaver and Tidwell, L.L.P.	$42,000	$0
Audit-related fees: Deloitte & Touche LLP	$0	$0
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$28,290	$28,650
All other fees	$0	$0

(1)	Deloitte & Touche LLP served as the Trust’s independent public accounting firm through June 1, 2016, and was replaced by Weaver and Tidwell, L.L.P. effective on that date.

As referenced in Item 10, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Deloitte & Touche LLP or Weaver and Tidwell, L.L.P.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2016 and 2015

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2016

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2016

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated March 10, 2017 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SOUTHWEST BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 10, 2017

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit Number		Description

(4)(a)*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee.

(b)*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee.

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Southwest Bank, Trustee of Sabine Royalty Trust, dated March 10, 2017 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.