Form 10-Q
period 2017-03-31
SABINE ROYALTY TRUST
filed 2017-05-05
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§ 230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§ 240.12b-2 of this chapter).

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer   ☐ Accelerated filer   ☒ Non-accelerated filer (Do not check if a smaller reporting company)   ☐ Smaller reporting company   ☐ Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 5, 2017: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2016 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2017, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2017 and 2016, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2017, and for the three-month period ended March 31, 2017, included herein, have been reviewed by Weaver and Tidwell L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

The condensed interim financial statements for the three-month period ended March 31, 2016, included herein, was previously reviewed by an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2017 and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 2017. There interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

May 5, 2017

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2017 (UNAUDITED)	December 31, 2016

Assets
Cash and short-term investments		$6,526,059	$4,961,157
Royalty interests in oil and gas properties (less accumulated amortization of $22,131,198 and $22,121,895 at March 31, 2017 and December 31, 2016)		263,987	273,290

TOTAL		$6,790,046	$5,234,447

Liabilities and Trust Corpus
Trust expenses payable	4	$204,607	$247,100
Other payables	4	290,906	564,048

		495,513	811,148
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,294,533	4,423,299

TOTAL		$6,790,046	$5,234,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2017	2016
Royalty Income		$10,481,493	$6,968,945
Interest Income		5,901	836

Total		10,487,394	6,969,781
General and administrative expenses		(680,067)	(801,119)

Distributable Income		$9,807,327	$6,168,662

Distributable Income per unit (14,579,345 units)	1,3,5	$.67	$.42

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2017	2016
Trust corpus, beginning of period		$4,423,300	$5,180,285
Amortization of royalty interests		(9,303)	(9,726)
Distributable income		9,807,327	6,168,662
Distributions	3	(7,926,791)	(7,979,129)

Trust corpus, end of period		$6,294,533	$3,360,092

Distributions per unit (14,579,345 units)	3	$.54	$.55

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2017, no impairment is required.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 6, 2017	April 17, 2017	April 28, 2017	$.34231

May 4, 2017	May 15, 2017	May 30, 2017	$.16798

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2017.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2017 was $9,807,327, or $0.67 per unit. Royalty income for the three months ended March 31, 2017 amounted to $10,481,493 while interest income was $5,901. General and administrative expenses totaled $680,067 for the three months ended March 31, 2017.

Distributions during the period were $.21332, $.19293, and $.13745 per Unit payable to Unit holders of record on January 17, February 15, and March 15, 2017, respectively.

Royalty income for the quarter ended March 31, 2017 increased approximately $3,513,000 or 50% compared with the first quarter of 2016. This increase was primarily the result of higher prices for both natural gas and oil ($2.3 million) along with increases in production of both natural gas and oil ($1.4 million). These increases were offset somewhat by an increase in operating expenses and taxes ($0.2 million).

Compared to the preceding quarter ended December 31, 2016, royalty income increased approximately $2,980,000 or 40%, due mainly to an increase in the production of both natural gas and oil ($1.2 million); higher natural gas and oil prices ($0.5 million); a decrease in ad valorem taxes ($1.1 million) and a decrease in operating expenses ($0.1 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2017	March 31, 2016	December 31, 2016
Production
Oil (Bbls)	150,996	124,136	127,049
Gas (Mcfs)	1,536,169	1,483,656	1,519,951

Average Price
Oil (per Bbl)	$47.26	$36.21	$44.41
Gas (per Mcf)	$2.80	$2.18	$2.73

Gas revenues received for the three months ended March 31, 2017, related primarily to production for October through December 2016. The average price of gas as reported by the Henry Hub for the same time period was $2.74 per Mcf. The average price of gas for the Henry Hub was $2.71 per Mcf for January through March 2017. Oil revenues for the three months ended March 31, 2017 related primarily to production for November 2016 through January 2017. The average price of oil as reported by NYMEX for that time period was $50.01 per barrel. The average price of oil was $51.62 per barrel for January through March 2017. As of April 10, 2017, the average price of gas for the Henry Hub was $2.84 per Mcf and the average price of oil reported by NYMEX was $53.06 per barrel. It is difficult to accurately estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2017 increased $5,100 compared with the first quarter of 2016. Compared to the preceding quarter ended December 31, 2016, interest income increased $2,200. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2017 decreased by approximately $121,100 compared to the same quarter of 2016 primarily due to the timing of payment of engineering services of approximately $92,000; the timing of payment of printing and unitholder expenses of approximately $25,600: and a decrease in the escrow agent/trustee fees of approximately $24,000. These decreases were offset somewhat by an increase in auditing services of approximately $14,700 and an increase in the New York Stock Exchange listing fee of $7,000.

Compared to the previous quarter ended December 31, 2016, general and administrative expenses increased approximately $96,500 due mainly to the timing of payment of auditing fees of approximately $64,700; the timing of payment of the New York Stock Exchange listing fee of $59,500; the timing of payment of engineering services of approximately $56,200; and the timing of payment of printing and unitholder services of approximately $34,100. These increases were offset somewhat by decreases in revenue processing services of approximately $84,200; a decrease in the escrow agent/trustee fee of approximately $25,800; and a decrease in legal and other professional fees of approximately $7,100.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2017.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 5, 2017

(The Trust has no directors or executive officers.)