Form 10-Q
period 2017-06-30
SABINE ROYALTY TRUST
filed 2017-08-09
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 9, 2017: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2016 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2017, the distributable income for the three-month and six-month periods ended June 30, 2017 and 2016 and the changes in trust corpus for the six-month periods ended June 30, 2017 and 2016, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements of June 30, 2017, and for the three-month and six-month periods ended June 30, 2017 and 2016, included herein, have been reviewed by Weaver and Tidwell L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2017 and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2017 and 2016 and changes in trust corpus for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

August 9, 2017

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2017 (UNAUDITED)	December 31, 2016
Assets
Cash and short-term investments		$4,466,799	$4,961,157
Royalty interests in oil and gas properties (less accumulated amortization of $22,138,979 and $22,121,895 at June 30, 2017 and December 31, 2016)		256,206	273,290

TOTAL		$4,723,005	$5,234,447

Liabilities and Trust Corpus
Trust expenses payable	4	$161,228	$247,100
Other payables	4	914,498	564,048

		1,075,726	811,148
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,647,279	4,423,299

TOTAL		$4,723,005	$5,234,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2017	2016
Royalty Income		$8,569,987	$6,504,020
Interest Income		9,322	1,161

Total		8,579,309	6,505,181
General and administrative expenses		(679,373)	(651,029)

Distributable Income		$7,899,936	$5,854,152

Distributable Income per unit (14,579,345 units)	1,3,5	$.54	$.40

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2017	2016
Royalty Income		$19,051,480	$13,472,965
Interest Income		15,223	1,997

Total		19,066,703	13,474,962
General and administrative expenses		(1,359,440)	(1,452,148)

Distributable Income		$17,707,263	$12,022,814

Distributable Income per unit (14,579,345 units)	1,3,5	$1.21	$.82

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2017	2016
Trust corpus, beginning of period		$4,423,300	$5,180,285
Amortization of royalty interests		(17,084)	(19,887)
Distributable income		17,707,263	12,022,814
Distributions	3	(18,466,200)	(13,891,784)

Trust corpus, end of period		$3,647,279	$3,291,428

Distributions per unit (14,579,345 units)	3	$1.27	$.95

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of June 30, 2017, no impairment is required.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 7, 2017	July 17, 2017	July 31, 2017	$.161260

August 4, 2017	August 15, 2017	August 29, 2017	$.216710

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2017.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2017 was $7,899,936, or $0.54 per unit. Royalty income for the three months ended June 30, 2017 amounted to $8,569,987 while interest income was $9,322. General and administrative expenses totaled $679,373 for the three months ended June 30, 2017.

Distributions during the period were $.342310, $.167980, and $.212610 per Unit payable to Unit holders of record on April 17, May 15, and June 15, 2017, respectively.

Royalty income for the quarter ended June 30, 2017 increased approximately $2,066,000 or 32% compared with the second quarter of 2016. This increase was primarily the result of higher prices for both natural gas and oil ($2.6 million) along with an increase in production of oil ($0.5 million). These increases were offset somewhat by a decrease in the production of natural gas ($1.0 million).

Compared to the preceding quarter ended March 31, 2017, royalty income decreased approximately $1,912,000 or 18%, due mainly to decreases in the production of both natural gas and oil ($2.3 million); offset somewhat by an increase in the price of both natural gas and oil ($0.4 million). Taxes and operating expenses were relatively unchanged from the previous quarter ended March 31, 2017.

Royalty income for the six months ended June 30, 2017 increased $5,579,000 or 41% compared with the same time period in 2016. This increase was due mainly to higher natural gas and oil prices ($4.8 million) and an increase in the production of oil ($1.8 million). These increases were tempered somewhat by a decrease in the production of natural gas ($0.8 million) and an increase in taxes and operating expenses ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2017	June 30, 2016	March 31, 2017
Production
Oil (Bbls)	114,115	104,006	150,996
Gas (Mcfs)	1,357,768	1,704,049	1,536,169

Average Price
Oil (per Bbl)	$48.36	$33.35	$47.26
Gas (per Mcf)	$2.95	$2.35	$2.80

	Six-Months Ended
	June 30, 2017	June 30, 2016
Production
Oil (Bbls)	265,110	228,142
Gas (Mcfs)	2,893,936	3,187,705

Average Price
Oil (per Bbl)	$47.74	$34.91
Gas (per Mcf)	$2.87	$2.27

Gas revenues received for the three months ended June 30, 2017, related primarily to production for January through March 2017. The average price of gas reported by the Henry Hub for the same time period was $2.70 per Mcf. The average price of gas for the Henry Hub was $2.74 per Mcf for January through June 2017. Oil revenues for the three months ended June 30, 2017 related primarily to production for February through April 2017. The average price of oil as reported by NYMEX for that time period was $51.16 per barrel. The average price of oil was $49.85 per barrel for January through June 2017. As of July 24, 2017, the average price of gas for the Henry Hub was $2.69 per Mcf and the average price of oil reported by NYMEX was $46.21 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2017 increased $8,200 compared with the second quarter of 2016. Compared to the preceding quarter ended March 31, 2017, interest income increased $3,400. Interest income for the six months ended June 30, 2017 increased $13,200 over the same time period in 2016. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2017 increased by approximately $28,300 compared to the same quarter of 2016 primarily due to the timing of payment of engineering services of approximately $106,700. This increase was offset somewhat by decreases in printing and unitholder expenses of approximately $27,500; auditing services of approximately $22,000; escrow agent/trustee fees of approximately $16,400 as well as a decrease in legal and professional expenses of approximately $12,400.

Compared to the previous quarter ended March 31, 2017, overall general and administrative expenses were relatively flat. Increases due to the timing of payment of annual expenses in printing and unitholder services of approximately $61,700, the timing of payment of engineering fees of approximately $50,500, an increase in escrow agent/ trustee fees of approximately $8,200 and an increase in legal and professional fees of approximately $4,700 were largely offset by decreases in fees for auditing services of approximately $64,700 and the timing of the payment of the listing fee for the New York Stock Exchange of $59,500 in the first quarter.

Administrative expenses decreased approximately $92,700 for the six months ended June 30, 2017 compared to the same time period in 2016 due primarily to decreases in printing and unitholder services of approximately $53,100; escrow agent/trustee fees of approximately $40,400; legal and professional fees of approximately $13,300 and auditing fees of approximately $7,300. These decreases were tempered somewhat by increases in engineering services of approximately $14,700 and an increase in the New York Stock Exchange listing fee of $7,000.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2017.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 9, 2017

(The Trust has no directors or executive officers.)