Form 10-Q
period 2017-09-30
SABINE ROYALTY TRUST
filed 2017-11-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 7, 2017: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Southwest Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2016 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2017, the distributable income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the changes in trust corpus for the nine-month periods ended September 30, 2017 and 2016, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements of September 30, 2017, and for the three-month and nine-month periods ended September 30, 2017 and 2016, included herein, have been reviewed by Weaver and Tidwell L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unit Holders of Sabine Royalty Trust and

Southwest Bank, Trustee

Dallas, Texas

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2017 and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2017 and 2016 and changes in trust corpus for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Trustee.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, TX

November 7, 2017

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2017 (UNAUDITED)	December 31, 2016
Assets
Cash and short-term investments		$5,351,881	$4,961,157
Royalty interests in oil and gas properties (less accumulated amortization of $22,146,819 and $22,121,895 at September 30, 2017 and December 31, 2016)		248,366	273,290

TOTAL		$5,600,247	$5,234,447

Liabilities and Trust Corpus
Trust expenses payable	4	$179,110	$247,100
Other payables	4	1,932,738	564,048

		2,111,848	811,148
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,488,399	4,423,299

TOTAL		$5,600,247	$5,234,447

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2017	2016
Royalty Income		$9,097,970	$9,043,086
Interest Income		11,586	2,718

Total		9,109,556	9,045,804
General and administrative expenses		(588,800)	(518,972)

Distributable Income		$8,520,756	$8,526,832

Distributable Income per unit (14,579,345 units)	1,3,5	$.58	$.58

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2017	2016
Royalty Income		$28,149,450	$22,516,051
Interest Income		26,809	4,715

Total		28,176,259	22,520,766
General and administrative expenses		(1,948,240)	(1,971,120)

Distributable Income		$26,228,019	$20,549,646

Distributable Income per unit (14,579,345 units)	1,3,5	$1.80	$1.41

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2017	2016
Trust corpus, beginning of period		$4,423,299	$5,180,285
Amortization of royalty interests		(24,924)	(31,385)
Distributable income		26,228,019	20,549,646
Distributions	3	(27,137,995)	(20,980,117)

Trust corpus, end of period		$3,488,399	$4,718,429

Distributions per unit (14,579,345 units)	3	$1.86	$1.44

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of September 30, 2017, no impairment is required.

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

Florida does not have a personal income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in-gains tax or passive investment income tax), which will apply to royalty income allocable to a corporate Unit holder from properties located within Florida.

Louisiana, Mississippi, New Mexico and Oklahoma each impose income taxes applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within those states. New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico and Oklahoma tax returns, obtains a refund, and distributes that refund to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first, through the reduced distribution received from the Trust (as withholding at the Trust level reduces the amount of cash available for distribution) and second, by the tax payment made directly to New Mexico or Oklahoma taxing authorities with the filing of their New Mexico or Oklahoma income tax returns.

Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code, sourcing such income according to the principal place of business of the Trust, which is Texas.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 5, 2017	October 16, 2017	October 30, 2017	$.150900

November 3, 2017	November 15, 2017	November 29, 2017	$.157150

Effective October 19, 2017, Simmons First National Corporation (“SNFC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank, the Trustee of the Trust. SFNC is the parent of Simmons Bank. SFNC has announced that it intends to operate Southwest Bank as a separate bank subsidiary for an interim period, after which it intends to merge it into Simmons Bank.

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2017.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2017 was $8,520,756, or $0.58 per unit. Royalty income for the three months ended September 30, 2017 amounted to $9,097,970 while interest income was $11,586. General and administrative expenses totaled $588,800 for the three months ended September 30, 2017.

Distributions during the period were $0.161260, $0.216710, and $0.216830 per Unit payable to Unit holders of record on July 17, August 15, and September 18, 2017, respectively.

Royalty income for the quarter ended September 30, 2017 increased approximately $55,000 or 1% compared with the third quarter of 2016. This increase was primarily the result of higher prices for both natural gas and oil ($2.5 million). This increase was offset somewhat by a decrease in the production of both natural gas and oil ($2.4 million).

Compared to the preceding quarter ended June 30, 2017, royalty income increased approximately $528,000 or 6%, due mainly to an increase in the production of oil ($1.0 million) and an increase in the price of natural gas ($0.5 million). These increases were offset somewhat by a decrease in the production of natural gas ($0.4 million), along with a decrease in the price of oil ($0.4 million) and an increase in taxes and operating expenses ($0.1 million).

Royalty income for the nine months ended September 30, 2017 increased $5,633,000 or 25% compared with the same time period in 2016. This increase was due mainly to higher natural gas and oil prices ($7.4 million) and an increase in the production of oil ($0.5 million). These increases were tempered somewhat by a decrease in the production of natural gas ($2.2 million) and an increase in taxes and operating expenses ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2017	September 30, 2016	June 30, 2017
Production
Oil (Bbls)	135,453	156,446	114,115
Gas (Mcfs)	1,245,177	1,695,607	1,357,768
Average Price
Oil (per Bbl)	$45.16	$42.48	$48.36
Gas (per Mcf)	$3.29	$2.05	$2.95

	Nine-Months Ended
	September 30, 2017	September 30, 2016
Production
Oil (Bbls)	400,564	384,588
Gas (Mcfs)	4,139,113	4,883,312
Average Price
Oil (per Bbl)	$46.86	$37.99
Gas (per Mcf)	$3.00	$2.19

Gas revenues received for the three months ended September 30, 2017, related primarily to production for April through June 2017. The average price of gas reported by the Henry Hub for the same time period was $2.77 per Mcf. The average price of gas for the Henry Hub was $2.71 per Mcf for January through September 2017. Oil revenues for the three months ended September 30, 2017 related primarily to production for May through July 2017. The average price of oil as reported by NYMEX for that time period was $46.77 per barrel. The average price of oil was $49.30 per barrel for January through September 2017. As of October 2, 2017, the average price of gas for the Henry Hub was $2.65 per Mcf and the average price of oil reported by NYMEX was $50.59 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2017 increased $8,900 compared with the third quarter of 2016. Compared to the preceding quarter ended June 30, 2017, interest income increased $2,300. Interest income for the nine months ended September 30, 2017 increased $22,100 over the same time period in 2016. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2017 increased by approximately $69,800 compared to the same quarter of 2016 primarily due to the payment of check processing services of approximately $84,200. This increase was offset somewhat by decreases in legal and professional expenses of approximately $12,800 and escrow agent/trustee fees of approximately $3,600.

Compared to the previous quarter ended June 30, 2017, general and administrative expenses decreased approximately $90,600 primarily due to decreases in the timing of payment of engineering services of approximately $106,700; the timing of payment of printing and unitholder services of approximately $100,800 and a decrease in the transfer agent fee of approximately $1,800. These decreases were offset somewhat by increases in check processing services of approximately $84,200, legal and professional services of approximately $14,500; auditing services of $10,400 and in the escrow agent/trustee fees of approximately $9,600.

Administrative expenses decreased approximately $22,900 for the nine months ended September 30, 2017 compared to the same time period in 2016 due primarily to decreases in printing and unitholder services of approximately $53,500; escrow agent/trustee fees of approximately $44,000; legal and professional fees of approximately $26,100 and a decrease in auditing fees of approximately $6,400. These decreases were tempered somewhat by increases in check processing services of approximately $84,200; engineering services of approximately $14,700; an increase in the New York Stock Exchange listing fee of $7,000 and an increase in the transfer agent fees of approximately $2,100.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2017.

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

Items 2-5 not applicable.

Item 6. Exhibits.

Exhibit Number

and Description

4(a)*	Sabine Corporation Amended and Restated Royalty Trust Agreement effective as of May 22, 2014.

(b)**	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined by InterFirst Bank Dallas, N.A., as trustee. (P)

31 Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section  906 of the Sarbanes-Oxley Act of 2002

*	Exhibit 4(a) is incorporated herein by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
**	Exhibit 4(b) is incorporated herein by reference to Exhibit 4(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE ROYALTY TRUST

By:	Southwest Bank Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 7, 2017

(The Trust has no directors or executive officers.)