Form 10-K
period 2017-12-31
SABINE ROYALTY TRUST
filed 2018-03-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-8424

Sabine Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	71-0162300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Simmons Bank Suite 850 2911 Turtle Creek Boulevard Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $565 million.

At March 8, 2018, there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Simmons Bank, an Arkansas state-chartered bank (“Simmons Bank”). In accordance with the successor trustee provisions of the Trust Agreement, Simmons Bank, as trustee of the Trust (the “Trustee”) is subject to all terms and conditions of the Trust Agreement. The principal office of the trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219. The telephone number of the trust is 1-855-588-7839.

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014 and shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and shall refer to Simmons Bank for periods on and after February 20, 2018.

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

In order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. Simmons Bank now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term “Royalty Properties” includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that were held indirectly through the Trust’s ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2017 were $2,474,368 of which, pursuant to the terms of the Trust Agreement, $372,390 was paid to Southwest Bank as Trustee, and $1,117,169 was paid to Southwest Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 8, 2018, there were 14,579,345 Units outstanding.

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

Reports to Unit Holders

As promptly as practicable following the end of each fiscal year, the Trustee mails to each person who was a Unit holder on any Monthly Record Date during such fiscal year, a report showing in reasonable detail on a cash basis the receipts and disbursements and income and expenses of the Trust for federal and state tax purposes for each Monthly Period during such fiscal year and containing sufficient information to enable Unit holders to make all calculations necessary for federal and state tax purposes. As promptly as practicable following the end of each of the first three fiscal quarters of each year, the Trustee mails a report for such fiscal quarter showing in reasonable detail on a cash basis the assets and liabilities, receipts and disbursements, and income and expenses of the Trust for such fiscal quarter to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof. Within 120 days following the end of each fiscal year, or such shorter period as may be required by the New York Stock Exchange, the Trustee mails to Unit holders of record on the last Monthly Record Date immediately preceding the mailing thereof, an annual report containing audited financial statements of the Trust and an audited statement of fees and expenses paid by the Trust to the Trustee and escrow agent. See “Federal Taxation” below.

Each Unit holder and his or her duly authorized agent has the right, during reasonable business hours at his or her own expense, to examine and make audits of the Trust and the records of the Trustee, including lists of Unit holders, for any proper purpose in reference thereto.

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN 71-0162300, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. For tax years beginning before January 1 2018, these expenses may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income.

As a result of recently-enacted tax legislation under the 2017 Tax Cuts and Jobs Act (the “TCJA”), for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and deductions for miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

For tax years beginning before January 1, 2018, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 39.6%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains and qualified dividends of individuals is 20%. For such pre-2018 tax years, such marginal tax rates may be effectively increased by up to 1.2% due to the phaseout of personal exemptions and the limitations on itemized deductions. For such pre-2018 tax years, the highest marginal U.S. federal income tax rate applicable to corporations is 35%, and such rate applies to both ordinary income and capital gains.

Section 1411 of the Code imposes a 3.8% Medicare tax on certain investment income earned by individuals, estates, and trusts. For these purposes, investment income generally will include a Unit holder’s allocable share of the Trust’s interest and royalty income plus the gain recognized from a sale of Trust Units. In the case of an individual, the tax is imposed on the lesser of (i) the individual’s net investment income from all investments, or (ii) the amount by which the individual’s modified adjusted gross income exceeds specified threshold levels depending on such individual’s federal income tax filing status. In the case of an estate or trust, the tax is imposed on the lesser of (i) undistributed net investment income, or (ii) the excess adjusted gross income over the dollar amount at which the highest income tax bracket applicable to an estate or trust begins.

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

The Treasury Department issued guidance providing that the FATCA withholding rules described above generally apply to qualifying payments made after June 30, 2014. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

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

Texas.    Texas does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

Louisiana.    The Trustee is required to file with Louisiana a return reflecting the income of the Trust attributable to mineral interests located in Louisiana. Both Louisiana resident and non-resident Unit holders may be subject to the Louisiana personal, corporate and/or franchise tax as certain income and expenses from the Trust are from sources within Louisiana.

Florida, Mississippi, New Mexico and Oklahoma.    Florida does not impose an individual income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will apply to royalty income allocable to a corporate Unit holder from properties located within Florida. Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, because the Trust distributes all of its net income to Unit holders, the Trust should not be taxed at the Trust level in any of these states. The Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

Both New Mexico and Oklahoma impose a withholding tax on payments to non residents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico and Oklahoma tax returns, obtains a refund, and distributes that refund to Unit holders.

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

REGULATION AND PRICES

Regulation

General

Exploration for and production and sale of oil and gas are extensively regulated at the national, state, tribal, and local levels. Oil and gas development and production activities are subject to state law, regulation and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

Laws affecting the oil and gas industry and the distribution of its products are under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous governmental departments and agencies are authorized by statute or other laws to issue, and have issued, rules and regulations binding on the oil and gas industry which are often difficult and costly to comply with and which impose substantial penalties for the failure to comply.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting drilling, production, or underground injection activities; the reporting of the types and quantities of various substances stored, processed, generated, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release of materials into the environment; or otherwise relating to the protection of the environment or human health and safety should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances”. The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been or may be disposed or released on, under, or from the Royalty Properties by the current or previous operators or may have been disposed offsite of the Royalty Properties. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have become increasingly more stringent. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory, ongoing monitoring or remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of the operations. Under these laws, removal or remediation of current releases of such materials or of previously disposed wastes or property contamination at a drill site or a waste disposal facility could be required by a governmental authority regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time those actions were taken could be required by a governmental authority.

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

Threatened and Endangered Species, Migratory Birds and Natural Resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”), and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

Water Discharges.    The CWA and analogous state laws, impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances, into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Spill prevention, control, and countermeasure (“SPCC”) regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. In April 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks, natural gas wells, and other equipment. In May 2016, EPA issued a suite of new final regulations designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells.

In November 2016, the U.S. Department of Interior Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM has announced that it is postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 17, 2018. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of oil and gas operations and, in particular, hydraulic fracturing are in various stages of suspension, implementation delay, and court challenges and, thus, the future of these rules is uncertain.

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

Congress and various states, including Texas, Louisiana, Mississippi, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in the drilling operation. Texas and Oklahoma require oil and gas operators to disclose the chemicals on the Frac Focus website.

On March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California are suing the BLM and the Secretary of the U.S. Department of the Interior over the repeal. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. These investigations and studies could, depending on their results, encourage additional efforts to regulate hydraulic fracturing.

OSHA and Other Laws and Regulations.    The Royalty Properties and operation thereof may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $39.58 in 2016 to $46.81 in 2017. The Trustee believes that the decrease in production levels of the OPEC member countries along with an increase in demand of oil due to a more stable economy led to the increase in the price of oil in 2017. Oil prices remained volatile in 2017 but showed a mostly upward trend in prices for the year. This upward trend has continued into early 2018.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2017 on natural gas volumes sold of $2.95 per Mcf represented an increase from the $2.33 per Mcf received in 2016, due largely to increased demand due to the unusually warm summer in 2017, along with the fact that the elections in the United States were held in November 2016. Any uncertainty around those elections was removed.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2017, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2017.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2018 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Steven R. Gilbert, Senior Vice President with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Mr. Gilbert’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 19, 2018

Southwest Bank

P.O. Box 962020

Fort Worth, Texas 76162-2020

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), we have prepared estimates of the extent and value of the net proved oil, condensate, natural gas liquids (NGL), and gas reserves, as of January 1, 2018, of certain properties that the Trust has represented that it owns. This evaluation was prepared for the purpose of reporting estimates of the Trust’s reserves and associated future net revenue. This evaluation was completed on February 19, 2018. The properties evaluated consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Southwest Bank acts as trustee of the Trust. Southwest Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2018. The properties evaluated account for 100 percent of the Trust’s proved reserves. The net proved reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202(a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2017. Net reserves are defined as that portion of the gross reserves attributable to the interests owned by the Trust after deducting all interests owned by others.

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

Data used in this evaluation were obtained from reviews with Southwest Bank personnel, from Southwest Bank files, from records on file with the appropriate regulatory agencies, and from public sources. Additionally, this information includes data supplied by IHS Markit Inc; Copyright 2018 IHS Markit Inc. In the preparation of this report we have relied, without independent verification, upon such information furnished by Southwest Bank with respect to property interests owned by the Trust, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

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

An analysis of reservoir performance, including production rate, reservoir pressure, and gas-oil ratio behavior, was used in the estimation of reserves. For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production based on existing economic conditions. Because the Trust is unable to provide actual operating expenses for the properties evaluated (since the Trust’s interests are only royalty interests), typical operating expenses, based on our knowledge of the area and/or field operations, were used to determine the economic limits of production.

In certain cases, when the previously named methods could not be used, reserves were estimated by analogy with similar wells or reservoirs for which more complete data were available.

Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as that portion of the total gas to be delivered into a gas pipeline for sale after field separation, processing, fuel use, and flare. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit and at the pressure base of the state in which the interest is located. Gas reserves included herein are expressed in thousands of cubic feet (Mcf). Oil and condensate reserves estimated herein are those to be recovered by conventional lease separation. NGL reserves are those attributed to the leasehold interests according to processing agreements. Oil, condensate, and NGL reserves are expressed in barrels (bbl) representing 42 United States gallons per barrel. For reporting purposes, oil, condensate, and NGL reserves have been estimated separately and are presented herein as a summed quantity.

The Trust has represented that it owns several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 30 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Undeveloped reserves were estimated for certain properties based on industry activity on and adjacent to these certain properties as well as other public knowledge concerning the future development of certain properties. Typical drilling capital costs, operating expenses, and abandonment costs in these areas were used to validate that the undeveloped reserves are economic. These undeveloped reserves represent only 3 percent of the total net reserves evaluated herein.

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

The development status shown herein represents the status applicable on January 1, 2018. In the preparation of this study, data available from wells drilled on the evaluated properties through October 31, 2017, were used in estimating gross ultimate recovery. When applicable, gross production estimated to January 1, 2018, was deducted from gross ultimate recovery to arrive at the estimates of gross reserves as of January 1, 2018. In some fields, this required that the production rates be estimated for up to 2 months, since production data were available only through October 2017.

Primary Economic Assumptions

Values shown herein are expressed in terms of future net revenue and present worth. Future gross revenue is that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting estimated production taxes, ad valorem taxes, and transportation expenses from the future gross revenue. Transportation expenses include marketing, processing, and other expenses that are charged to the royalty interests. Future income tax expenses were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at the arbitrary discount rate of 10 percent per year compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

Revenue values in this report were estimated using prices and costs provided by Southwest Bank. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following assumptions were used for estimating future prices and costs:

Oil, Condensate, NGL, and Gas Prices

Oil, condensate, NGL, and gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. A West Texas Intermediate oil, condensate, and NGL reference price of $51.34 per barrel and a Henry Hub gas reference price of $3.02 per million British thermal units ($/MMBtu) were used for this evaluation. British thermal unit factors provided by the Trust were used to convert prices from $/MMBtu to dollars per thousand cubic feet ($/Mcf). The prices were held constant thereafter and were not escalated for inflation. The volume-weighted average prices attributable to estimated proved reserves over the lives of the properties were $48.21 per barrel of oil and condensate, $15.92 per barrel of NGL, and $2.858 per thousand cubic feet of gas.

Based on royalty receipts received by the Trust, as provided by Southwest Bank, various oil, condensate, NGL, and gas price differentials based on product quality and property location were determined for each property. These differentials were then applied to the above reference prices, respectively, to reflect the net wellhead prices anticipated to be received by each property.

Production and Ad Valorem Taxes

Production and ad valorem taxes were provided by Southwest Bank and were based on recent historical tax payments by the trust.

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

Several properties incur additional expenses related to transportation, marketing, processing, and other expenses that are charged to the royalty interests. These expenses are reported as transportation expenses. No escalation has been applied to the expenses.

Our estimates of the Trust’s net proved reserves, attributable to the reviewed properties were based on the definitions of proved reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Reserves as of January 1, 2018
	Proved Developed Reserves		Proved Undeveloped Reserves
State	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)	Oil, Condensate, and NGL* (Mbbl)	Sales Gas (MMcf)
Florida	52	0	0	0
Louisiana	66	420	0	0
Mississippi	99	463	17	0
New Mexico	433	2,183	0	0
Oklahoma	642	9,578	0	0
Texas	5,398	21,606	4	2,305

Total	6,690	34,250	21	2,305

*	Includes total net NGL reserves of 1,884 Mbbl proved developed and 0 Mbbl proved undeveloped.

A projection of the estimated future net revenue from the properties evaluated, as of January 1, 2018, based on the aforementioned assumptions concerning prices and expenses is summarized as follows, expressed in thousands of dollars (M$):

Year Ending December 31	Future Net Revenue* (M$)
2018	29,237
2019	26,069
2020	23,657

Subtotal	78,963
Remaining	240,740

Total	319,703

*	Future income tax expenses were not taken into account in the preparation of these estimates.

The present worth at a discount rate of 10 percent of future net revenue, as of January 1, 2018, has been estimated to be M$156,300.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2018, estimated reserves.

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

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

/s/ Steven R. Gilbert, P.E.
Steven R. Gilbert, P.E.
[SEAL]	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Steven R. Gilbert, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.	That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the letter report addressed to Southwest Bank dated February 19, 2018, and that I, as Senior Vice President, was responsible for the preparation of this letter report.

2.	That I attended the University of Missouri–Rolla, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 1976; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and that I have in excess of 34 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Steven R. Gilbert, P.E.
Steven R. Gilbert, P.E.
[SEAL]	Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2018 will be approximately $2,800,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $121,083,826 at January 1, 2017 to $156,300,363 at January 1, 2018. This increase resulted primarily from the oil and gas prices used in the calculation of such amount, from an average price of $39.34 per barrel of oil, $11.66 per barrel of NGL and $2.42 per Mcf of gas at January 1, 2017 to an average price of $48.21 per barrel of oil, $15.92 per barrel of NGL and $2.86 per Mcf of gas at January 1, 2018.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 26, 2018, NYMEX posted oil prices were approximately $63.81 per barrel, which compared to the average posted price of $51.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of February 26, 2018, NYMEX posted gas prices were $2.60 per million British thermal units. The use of such price, as compared to the average posted price of $3.02 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

	Sales Price		Distributions per Unit
2017	High	Low
First Quarter	$40.50	$33.50	$0.54370
Second Quarter	39.00	34.20	0.72290
Third Quarter	41.70	37.00	0.59480
Fourth Quarter	46.90	39.55	0.50697

	Sales Price		Distributions per Unit
2016	High	Low
First Quarter	$34.75	$22.75	$0.54729
Second Quarter	35.78	28.93	0.40555
Third Quarter	40.99	33.01	0.48619
Fourth Quarter	37.85	33.46	0.49500

At February 15, 2018, there were 14,579,345 Units outstanding and approximately 1,109 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2017	2016	2015	2014	2013
Royalty Income	$37,162,911	$30,022,292	$48,386,010	$61,089,631	$60,778,627
Distributable Income	34,729,057	27,475,994	45,964,673	58,687,974	58,719,392
Distributable Income per Unit	2.38	1.88	3.15	4.03	4.03
Total Assets at Year End	5,330,266	5,234,447	6,113,447	6,845,405	6,949,006
Distributions per Unit	2.37	1.93	3.11	4.10	3.92

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2015, 2016, and 2017.

Net royalty income during 2017 increased approximately $7,141,000, or 23.8 percent, compared to 2016 net royalty income, which had decreased approximately $18,364,000, or 38.0 percent, from 2015 net royalty income.

Revenues generated by sales of oil and gas increased in 2017 from 2016 as a result of higher oil and gas prices ($7.7 million) along with higher oil sales volumes ($2.0 million); offset somewhat by lower natural gas sales volumes ($2.0 million) and higher expenses and taxes ($0.6 million).

Gas volumes decreased from 6,374,231 thousand cubic feet (“Mcf”) in 2016 to 5,681,137 Mcf in 2017 after decreasing from 7,660,348 Mcf in 2015. The average price per Mcf of gas received by the Trust increased from $2.33 in 2016 to $2.95 in 2017 after decreasing from $3.21 in 2015. The Trustee believes that decreased demand of natural gas in the industrial sector, along with downward pressure on the price of oil as well as warmer-than-normal weather early in the year contributed to the decrease of the price of natural gas in 2015. In 2016, the uncertainty spawned by the election as well as a continued surplus in gas inventories continued to keep gas prices at historic lows. Once the election was decided at the end of 2016; along with a warmer-than-normal summer and colder weather late in the year, gas prices rebounded somewhat in 2017.

Oil volumes sold increased to 553,558 barrels (“Bbls”) in 2017 from 511,636 Bbls in 2016, after having decreased from 551,507 Bbls in 2015. The average sales price of oil increased to $46.81 per Bbl in 2017, from $39.58 per Bbl in 2016, which was a decrease from $54.01 per Bbl in 2015. Continued excess oil inventories caused by increased production of oil in the United States along with OPEC member countries failing to agree on production cuts contributed to the low oil prices in 2015. This was exacerbated by a decrease in demand for oil due to a slow down in the economy and continued geopolitical unrest throughout 2016. Toward the end of 2016, oil prices saw an uptick, which continued throughout 2017. This increase in the price of oil in 2017 was caused by the economy stabilizing and the industrial sector increase in demand.

Interest income was approximately $41,000 in 2017, which had increased from approximately $8,000 in 2016, which had increased from approximately $1,000 in 2015. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased to approximately $2,474,000 in 2017 from approximately $2,555,000 in 2016 due mainly to decreases in printing and Unit holder information services of approximately $55,600; Escrow Agent/Trustee fees of approximately $45,200; and miscellaneous expenses of approximately $29,300. These decreases were offset somewhat by an increase in engineering services of approximately $33,200.

General and administrative expenses increased to approximately $2,555,000 in 2016 from approximately $2,422,000 in 2015 due mainly to increases in Escrow Agent/Trustee fees of approximately $98,800; printing and Unit holder information services of approximately $38,700; engineering services of approximately $19,500 and other professional expenses of approximately $17,400. These increases were offset somewhat by decreases in lockbox fees of approximately $25,800; legal services of approximately $9,100; ad valorem tax rendition fees of approximately $4,900 and transfer agent fees of fees of approximately $4,400.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2017, the Trust received a refund of $288,521 from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 from the State of New Mexico. Also, in July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2017, September 2017, August 2015 and September 2015 distributions, respectively.

The Trust did file tax returns for 2015 and 2016 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2017 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2017.

New Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust will adopt this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have decreased between 2015 and 2017. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2017	$46.81	$2.95
2016	39.58	2.33
2015	54.01	3.21

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2017 and 2016, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and the distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2018 expressed an unqualified opinion thereon.

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, Texas

March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

We have audited the accompanying statements of distributable income and changes in trust corpus of Sabine Royalty Trust (the “Trust”) for the year ended December 31, 2015. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, distributable income and changes in trust corpus for the year ended December 31, 2015, on the basis of accounting described in Note 2.

/s/ Deloitte & Touche LLP

Dallas, TX

February 29, 2016

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2017	2016
Assets
Cash and short-term investments	$5,085,661	$4,961,157
Royalty interests in oil and gas properties less accumulated amortization of $22,150,580 (2017) and $22,121,895 (2016)	244,605	273,290

Total	$5,330,266	$5,234,447

Liabilities and Trust Corpus
Trust expenses payable	$165,041	$247,100
Other payables (Note 4)	570,841	564,048

Total liabilities	735,882	811,148
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	4,594,384	4,423,299

Total	$5,330,266	$5,234,447

Statements of Distributable Income

	Year Ended December 31,
	2017	2016	2015
Royalty Income	$37,162,911	$30,022,292	$48,386,010
Interest Income	40,514	8,418	747

Total	37,203,425	30,030,710	48,386,757
General and administrative expenses (Note 6)	2,474,368	2,554,716	2,422,084

Distributable income	$34,729,057	$27,475,994	$45,964,673

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$2.38	$1.88	$3.15

Statements of Changes in Trust Corpus

	2017	2016	2015
Trust corpus, beginning of year	$4,423,299	$5,180,285	$4,535,292
Amortization of royalty interests	(28,685)	(36,087)	(47,896)
Distributable income	34,729,057	27,475,994	45,964,673
Distributions to unit holders (Note 3)	(34,529,287)	(28,196,893)	(45,271,784)

Trust corpus, end of year	$4,594,384	$4,423,299	$5,180,285

Distributions per unit (Note 3)	$2.37	$1.93	$3.11

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

Simmons Bank (the “Trustee”), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

On January 9, 2014, Bank of America, N.A. (as successor to InterFirst Bank Dallas, N.A.) gave notice to Unit holders that it was resigning as the Trustee subject to certain conditions including the appointment of Southwest

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Bank as trustee of the Trust. At a special meeting of Trust Unit holders the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust, once Bank of America, N.A.’s resignation took effect. The effective date of Bank of America, N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was May 30, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014 and shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and shall refer to Simmons Bank for periods on and after February 20, 2018.

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

The proceeds of production from the Royalty Properties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in Louisiana. Simmons Bank now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state bank to act in this capacity. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2017.

New Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust will adopt this standards update, as required, beginning with the first quarter of 2018, but does not believe the adoption of this standard will have a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN 71-0162300, Post Office Box 962020, Fort Worth, Texas, 76162-2020, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2017, the Trust received a refund of $288,521 from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 from the State of New Mexico. Also, in July 2015, the Trust received refunds of $456,197 and $449,108 from the State of Oklahoma and in August 2015, the Trust received a refund of $124,774 from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2017, September 2017, August 2015 and September 2015 distributions, respectively.

The Trust did file tax returns for 2015 and 2016 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2017 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2017	2016
Royalty receipts in suspense pending verification of ownership interest or title	$570,841	$564,048

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2017, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2018	January 16, 2018	January 30, 2018	$.227020
February 5, 2018	February 15, 2018	February 28, 2018	$.191220
March 5, 2018	March 15, 2018	March 29, 2018	$.210680

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2017	2016	2015
Trustee’s fee	$372,390	$383,681	$358,985
Escrow agent fee paid to Trustee	1,117,169	1,151,046	1,076,947
Professional fees	401,634	363,085	361,268
Unit holders’ services fees	352,136	404,880	370,611
Other	231,039	252,024	254,273

Total General and Administrative Expenses	2,474,368	2,554,716	2,422,084

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2017 and 2016 (in thousands, except per Unit amounts):

2017	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$10,482	$9,807	$0.67
Second Quarter	8,570	7,900	0.54
Third Quarter	9,098	8,521	0.58
Fourth Quarter	9,013	8,501	0.59

	$37,163	$34,729	$2.38

2016	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$6,969	$6,169	$0.42
Second Quarter	6,504	5,854	0.40
Third Quarter	9,043	8,527	0.58
Fourth Quarter	7,506	6,926	0.48

	$30,022	$27,476	$1.88

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2015	6,410	36,332
Revisions of previous statements	185	2,744
Production	(426)	(5,206)

December 31, 2015	6,169	33,870
Revisions of previous statements	244	5,986
Production	(393)	(4,239)

December 31, 2016	6,020	35,617
Revisions of previous statements	1,100	4,976
Production	(409)	(4,038)

December 31, 2017	6,711	36,555

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil		Gas
	(Barrels)		(Mcf)
Proved developed reserves:
January 1, 2015	6,199		33,330
December 31, 2015	6,030	*	31,006
December 31, 2016	6,000	**	32,845
December 31, 2017	6,690	***	34,250

*	Includes net proved developed NGL reserves of 1,632 thousand barrels.
**	Includes net proved developed NGL reserves of 1,702 thousand barrels.
***	Includes net proved developed NGL reserves of 1,884 thousand barrels.

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($51.34 per bbl and $3.02 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $48.21 per barrel of oil, $15.92 per barrel of NGL, and $2.86 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2017	2016	2015
Future net cash inflows	$319,703	$238,365	$276,693
Discount of future net cash flows @ 10%	(163,403)	(117,281)	(136,351)

Standardized measure of discounted future net cash inflows	$156,300	$121,084	$140,342

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Standardized measure of discounted future net cash flows, January 1,	$121,084	$140,342	$260,964
Royalty income, net of severance and ad valorem taxes	(37,163)	(30,022)	(48,386)
Changes in prices, net of related costs	27,387	(20,688)	(174,016)
Revisions of previous estimates and other	32,884	17,418	75,684
Accretion of discount	12,108	14,034	26,096

Standardized measure of discounted future net cash flows, December 31,	$156,300	$121,084	$140,342

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 26, 2018, NYMEX posted oil prices were approximately $63.81 per barrel, which compared to the average posted price of $51.34 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of February 26, 2018, NYMEX posted gas prices were $2.60 per million British thermal units. The use of such price, as compared to the average posted price of $3.02 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

9. State Taxes

Texas does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of .75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

The report of Deloitte on the Trust’s financial statements as of and for the year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2015, and in the subsequent interim period through the June 1, 2016 effective date of the change, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make a reference to the subject matter of the disagreements in connection with their report. In addition, there were no reportable events of the kind defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017. The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus as of December 31, 2017, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2017, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2017 financial statements of Sabine Royalty Trust and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Sabine Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 8, 2018

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

Code of Ethics.     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Simmons Bank, must comply with the bank’s code of ethics which may be found at http://ir.simmonsbank.com/govdocs.

Audit Committee.    The Trust has no directors and therefore has no audit committee or audit committee financial expert.

Nominating Committee.    The Trust has no directors and therefore has no nominating committee.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 28, 2018, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Fayez Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	801,249(1)	5.5%

(1)	Pursuant to a schedule 13G/A filed February 9, 2018, Fayez Sarofim reported as of December 31, 2017, he directly and through certain entities of which he is a controlling person beneficially owned 801,249 Units, of which he had sole voting and dispositive power with respect to 650,000 Units and shared voting and dispositive power with respect to 151,249 Units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2017 and 2016 are:

	2017	2016
Audit fees: Deloitte & Touche LLP	$7,709	$107,500
Audit fees - Weaver and Tidwell, L.L.P.	$132,000	$42,000
Audit-related fees: Deloitte & Touche LLP	$0	$0
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$31,232	$28,290
All other fees(2)	$10,400	$0

(1)	Deloitte & Touche LLP served as the Trust’s independent public accounting firm through June 1, 2016, and was replaced by Weaver and Tidwell, L.L.P. effective on that date.
(2)	BKD was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Southwest Bank, as Trustee and Escrow Agent” report, as per the Trust agreement, which is filed as Exhibit 99 to this Form 10-K.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2017 and 2016

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2017

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2017

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee. (P)

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Simmons Bank, Trustee of Sabine Royalty Trust, dated March 8, 2018 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99)		Report dated February 12, 2018 of the special purpose statement of fees and Expenses paid by Sabine Royalty Trust to Southwest Bank, as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SIMMONS BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 8, 2018

(The Registrant has no directors or executive officers.)