Form 10-Q
period 2018-03-31
SABINE ROYALTY TRUST
filed 2018-05-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 1-8424

SABINE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

Simmons Bank

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 8, 2018: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2017 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2018, the distributable income for the three-month periods ended March 31, 2018 and 2017 and the changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of March 31, 2018, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2018 and 2017, and the related notes (collective referred to as the “condensed interim financial statements or interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, Texas

May 8, 2018

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2018 (UNAUDITED)	December 31, 2017
Assets
Cash and short-term investments		$6,704,149	$5,085,661
Royalty interests in oil and gas properties (less accumulated amortization of $22,158,266 and $22,150,580 at March 31, 2018 and December 31, 2017)		236,919	244,605

TOTAL		$6,941,068	$5,330,266

Liabilities and Trust Corpus
Trust expenses payable	4	$234,080	$165,041
Other payables	4	1,357,449	570,841

		1,591,529	735,882
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,349,539	4,594,384

TOTAL		$6,941,068	$5,330,266

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2018	2017
Royalty Income		$10,750,239	$10,481,493
Interest Income		20,450	5,901

Total		10,770,689	10,487,394
General and administrative expenses		(838,607)	(680,067)

Distributable Income		$9,932,082	$9,807,327

Distributable Income per unit (14,579,345 units)	1,3,5	$.68	$.67

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2018	2017
Trust corpus, beginning of period		$4,594,384	$4,423,300
Amortization of royalty interests		(7,686)	(9,303)
Distributable income		9,932,082	9,807,327
Distributions	3	(9,169,241)	(7,926,791)

Trust corpus, end of period		$5,349,539	$6,294,533

Distributions per unit (14,579,345 units)	3	$.63	$.54

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

Simmons Bank (the “Trustee”), acts as trustee of the Trust. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

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

Impairment

The Trustee routinely reviews the Trust’s royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. As of March 31, 2018, no impairment is required.

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

New Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust has adopted this standards update, as required, beginning with the first quarter of 2018. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 5, 2018	April 16, 2018	April 30, 2018	$.279340

May 4, 2018	May 15, 2018	May 29, 2018	$.284380

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2018.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2018 was $9,932,082, or $0.68 per unit. Royalty income for the three months ended March 31, 2018 amounted to $10,750,239 while interest income was $20,450. General and administrative expenses totaled $838,607 for the three months ended March 31, 2018.

Distributions during the period were $0.227020, $0.191220, and $0.210680 per Unit payable to Unit holders of record on January 16, February 15, and March 15, 2018, respectively.

Royalty income for the quarter ended March 31, 2018 increased approximately $269,000 or 3% compared with the first quarter of 2017. This increase was primarily the result of higher prices for oil ($1.2 million); along with an increase in the production of natural gas ($0.1 million). This increase was offset somewhat by a decrease in the production of oil ($0.7 million) along with an increase in taxes and operating expenses ($0.3 million). The price of natural gas was relatively flat for the first quarter of 2018 as compared to the first quarter of 2017.

Compared to the preceding quarter ended December 31, 2017, royalty income increased approximately $1,737,000 or 19%, due mainly to an increase in the price of oil ($1.3 million); an increase in the production of natural gas ($0.1 million) and a decrease in ad valorem taxes ($1.3 million). These increases to gross royalty income were offset somewhat by a decrease in the production of oil ($0.8 million) and an increase in other taxes and operating expenses ($0.1 million). The price of natural gas was relatively flat for the first quarter of 2018 as compared to the fourth quarter of 2017.

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2018	March 31, 2017	December 31, 2017
Production
Oil (Bbls)	138,099	150,996	152,994
Gas (Mcfs)	1,585,253	1,536,169	1,542,024
Average Price
Oil (per Bbl)	$55.00	$47.26	$46.66
Gas (per Mcf)	$2.78	$2.80	$2.81

Gas revenues received for the three months ended March 31, 2018, related primarily to production for October through December 2017. The average price of gas reported by the Henry Hub for the same time period was $2.62 per Mcf. The average price of gas for the Henry Hub was $2.77 per Mcf for January through March 2018. Oil revenues for the three months ended March 31, 2018 related primarily to production for November 2017 through January 2018. The average price of oil as reported by NYMEX for that time period was $59.43 per barrel. The average price of oil was $62.91 per barrel for January through March 2018. As of April 23, 2018, the average price of gas for the Henry Hub was $2.50 per Mcf and the average price of oil reported by NYMEX was $67.61 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2018 increased $14,500 compared with the first quarter of 2017. Compared to the preceding quarter ended December 31, 2017, interest income increased $6,700. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2018 increased by approximately $158,500 compared to the same quarter of 2017 primarily due an increase in legal and professional services of approximately $133,000; Escrow Agent/Trustee fees of approximately $28,600; and an increase in the New York Stock Exchange Listing fee of $5,500. These increases were offset somewhat by a decrease in printing and unitholder expenses of approximately $8,600.

Compared to the previous quarter ended December 31, 2017, general and administrative expenses increased approximately $312,500 primarily due to an increase because of the timing of payment of legal and professional services of approximately $211,600; the increase due to the timing of payment of the New York Stock Exchange listing fee of $65,000; the increase due to the timing of the payment of printing and unitholder services of approximately $27,600; an increase in the transfer agent fee of approximately $4,200; and an increase in the Escrow Agent/Trustee fees of approximately $4,000.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2018.

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

New Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust has adopted this standards update, as required, beginning with the first quarter of 2018. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 8, 2018

(The Trust has no directors or executive officers.)