Form 10-Q
period 2018-06-30
SABINE ROYALTY TRUST
filed 2018-08-03
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 3, 2018: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2017 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2018, the distributable income for the three-month and six-month periods ended June 30, 2018 and 2017 and the changes in trust corpus for the six-month periods ended June 30, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2018, and for the three-month and six-month periods ended June 30, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of June 30, 2018, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2018 and 2017 and changes in trust corpus for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, Texas

August 3, 2018

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2018 (UNAUDITED)	December 31, 2017
Assets
Cash and short-term investments		$7,289,852	$5,085,661
Royalty interests in oil and gas properties (less accumulated amortization of $22,166,573 and $22,150,580 at June 30, 2018 and December 31, 2017)		228,612	244,605

TOTAL		$7,518,464	$5,330,266

Liabilities and Trust Corpus
Trust expenses payable	4	$169,222	$165,041
Other payables	4	1,981,322	570,841

		2,150,544	735,882
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,367,920	4,594,384

TOTAL		$7,518,464	$5,330,266

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2018	2017
Royalty Income		$13,139,278	$8,569,987
Interest Income		30,096	9,322

Total		13,169,374	8,579,309
General and administrative expenses		(625,443)	(679,373)

Distributable Income		$12,543,931	$7,899,936

Distributable Income per unit (14,579,345 units)	1,3,5	$.86	$.54

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2018	2017
Royalty Income		$23,889,517	$19,051,480
Interest Income		50,546	15,223

Total		23,940,063	19,066,703
General and administrative expenses		(1,464,050)	(1,359,440)

Distributable Income		$22,476,013	$17,707,263

Distributable Income per unit (14,579,345 units)	1,3,5	$1.54	$1.21

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2018	2017
Trust corpus, beginning of period		$4,594,384	$4,423,300
Amortization of royalty interests		(15,993)	(17,084)
Distributable income		22,476,013	17,707,263
Distributions	3	(21,686,484)	(18,466,200)

Trust corpus, end of period		$5,367,920	$3,647,279

Distributions per unit (14,579,345 units)	3	$1.49	$1.27

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

Louisiana, Mississippi, New Mexico and Oklahoma each impose income taxes applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within those states. New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico and Oklahoma tax returns, obtains a refund, and distributes that refund to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may effectively incur a double tax — first, through the reduced distribution received from the Trust (as withholding at the Trust level reduces the amount of cash available for distribution) and second, by the tax payment made directly to New Mexico or Oklahoma taxing authorities with the filing of their New Mexico or Oklahoma income tax returns.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 6, 2018	July 16, 2018	July 30, 2018	$.281180

August 3, 2018	August 15, 2018	August 29, 2018	.239900

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2018.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2018 was $12,543,931, or $0.86 per unit. Royalty income for the three months ended June 30, 2018 amounted to $13,139,278 while interest income was $30,096. General and administrative expenses totaled $625,443 for the three months ended June 30, 2018.

Distributions during the period were $0.279340, $0.284380, and $0.294840 per Unit payable to Unit holders of record on April 16, May 15, and June 15, 2018, respectively.

Royalty income for the quarter ended June 30, 2018 increased approximately $4,569,000 or 53% compared with the second quarter of 2017. This increase was primarily the result of increased production for both oil and natural gas ($3.8 million); along with an increase in the price of oil ($1.3 million). These increases were offset somewhat by a decrease in the price of natural gas ($0.2 million) along with an increase in taxes and operating expenses ($0.3 million).

Compared to the preceding quarter ended March 31, 2018, royalty income increased approximately $2,389,000 or 22%, due mainly to an increase in the production of oil and natural gas ($1.7 million) and higher prices for both oil and natural gas ($0.7 million). Taxes and operating expenses were flat for the second quarter of 2018 as compared to the first quarter of 2018.

Royalty income for the six months ended June 30, 2018 increased $4,838,000 or 25% compared with the same time period in 2017. This increase was due mainly to increased production for oil and natural gas ($3.1 million) and an increase in the price of oil ($2.6 million). These increases to revenue were tempered somewhat by higher taxes and operating expenses ($0.6 million) and lower prices for natural gas ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2018	June 30, 2017	March 31, 2018
Production
Oil (Bbls)	166,145	114,115	138,099
Gas (Mcfs)	1,612,179	1,357,768	1,585,253
Average Price
Oil (per Bbl)	$59.56	$48.36	$55.00
Gas (per Mcf)	$2.81	$2.95	$2.78

	Six-Months Ended
	June 30, 2018	June 30, 2017
Production
Oil (Bbls)	304,244	265,110
Gas (Mcfs)	3,197,432	2,893,936
Average Price
Oil (per Bbl)	$57.49	$47.74
Gas (per Mcf)	$2.80	$2.87

Gas revenues received for the three months ended June 30, 2018, related primarily to production for January through March 2018. The average price of gas reported by the Henry Hub for the same time period was $2.77 per Mcf. The average price of gas for the Henry Hub was $2.67 per Mcf for January through June 2018. Oil revenues for the three months ended June 30, 2018 related primarily to production for February through April 2018. The average price of oil as reported by NYMEX for that time period was $63.79 per barrel. The average price of oil was $65.55 per barrel for January through June 2018. As of July 16, 2018, the average price of gas for the Henry Hub was $2.48 per Mcf and the average price of oil reported by NYMEX was $68.22 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2018 increased approximately $20,800 compared with the second quarter of 2017. Compared to the preceding quarter ended March 31, 2018, interest income increased approximately $9,600. Interest income for the six months ended June 30, 2018 increased approximately $35,300 over the same time period in 2017. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2018 decreased by approximately $53,900 compared to the same quarter of 2017 primarily because of a decrease in legal and professional services of approximately $100,100. This decrease was offset somewhat by an increase in printing and unitholder information expenses of approximately $25,000 and an increase in the Escrow Agent/Trustee fees of approximately $21,600.

Compared to the previous quarter ended March 31, 2018, general and administrative expenses decreased approximately $213,200 primarily because of decreases due to the timing of payment of legal and professional services of approximately $244,600 and the timing of payment of the New York Stock Exchange listing fee of $65,000. These decreases were offset somewhat by an increase in printing and unitholder information expenses of approximately $95,300 due to the timing of payments.

Administrative expenses increased approximately $104,600 for the six months ended June 30, 2018 compared to the same time period in 2017 primarily due to increases in Escrow Agent/Trustee fees of approximately $50,200; legal and professional fees of approximately $34,600; and printing and unitholder information expenses of approximately $16,400.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2018.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 3, 2018

(The Trust has no directors or executive officers.)