Form 10-Q
period 2018-09-30
SABINE ROYALTY TRUST
filed 2018-11-02
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 2, 2018: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2017 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2018, the distributable income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the changes in trust corpus for the nine-month periods ended September 30, 2018 and 2017, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2018, and for the three-month and nine-month periods ended September 30, 2018 and 2017, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the “Trust”) as of September 30, 2018, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2018 and 2017 and changes in trust corpus for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 2, 2018

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2018 (UNAUDITED)	December 31, 2017
Assets
Cash and short-term investments		$8,984,068	$5,085,661
Royalty interests in oil and gas properties (less accumulated amortization of $22,174,505 and $22,150,580 at September 30, 2018 and December 31, 2017)		220,680	244,605

TOTAL		$9,204,748	$5,330,266

Liabilities and Trust Corpus
Trust expenses payable	4	$156,589	$165,041
Other payables	4	3,791,670	570,841

		3,948,259	735,882
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,256,489	4,594,384

TOTAL		$9,204,748	$5,330,266

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2018	2017
Royalty Income		$11,856,756	$9,097,970
Interest Income		35,969	11,586

Total		11,892,725	9,109,556
General and administrative expenses		(571,411)	(588,800)

Distributable Income		$11,321,314	$8,520,756

Distributable Income per unit (14,579,345 units)	1,3,5	$.78	$.58

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2018	2017
Royalty Income		$35,746,273	$28,149,450
Interest Income		86,515	26,809

Total		35,832,788	28,176,259
General and administrative expenses		(2,035,461)	(1,948,240)

Distributable Income		$33,797,327	$26,228,019

Distributable Income per unit (14,579,345 units)	1,3,5	$2.32	$1.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2018	2017
Trust corpus, beginning of period		$4,594,384	$4,423,299
Amortization of royalty interests		(23,925)	(24,924)
Distributable income		33,797,327	26,228,019
Distributions	3	(33,111,297)	(27,137,995)

Trust corpus, end of period		$5,256,489	$3,488,399

Distributions per unit (14,579,345 units)	3	$2.27	$1.86

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

New Accounting Pronouncements

Revenue Recognition — In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust has adopted this standards update, as required, beginning with the first quarter of 2018. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code, sourcing such income according to the principal place of business of the Trust, which is Texas.

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

4. PAYABLES

Generally, payables consist primarily of royalty receipts suspended pending verification of ownership interest or title, as well as amounts the Trustee has reserved for payments of other expenses. Included in the Other Payables amount is a revenue check from Parsley Energy for $2.9 million that was deposited into the Trust’s lockbox at the end of September 2018. A large portion of this check was for suspended revenue on two wells for production from 2016 through the present.

The Trustee believes that these payables represent an ordinary operating condition of the Trust and that such payables will be paid or released in the normal course of business with the exception of amounts reserved for payment of expenses.

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 4, 2018	October 15, 2018	October 29, 2018	$.274080

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2018.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2018 was $11,321,314, or $0.78 per unit. Royalty income for the three months ended September 30, 2018 amounted to $11,856,756 while interest income was $35,969. General and administrative expenses totaled $571,411 for the three months ended September 30, 2018.

Distributions during the period were $0.281180, $0.239900, and $0.262550 per Unit payable to Unit holders of record on July 16, August 15, and September 17, 2018, respectively.

Royalty income for the quarter ended September 30, 2018 increased approximately $2,759,000 or 30% compared with the third quarter of 2017. This increase was primarily the result of increased production for both oil and natural gas ($1.3 million); along with an increase in the price of oil ($2.2 million). These increases were offset somewhat by a decrease in the price of natural gas ($0.7 million) along with an increase in taxes and operating expenses ($0.1 million).

Compared to the preceding quarter ended June 30, 2018, royalty income decreased approximately $1,283,000 or 10%, due mainly to a decrease in the production of oil ($1.7 million) and a lower price for natural gas ($0.1 million). These decreases were offset somewhat by in increase in the price of oil ($.3 million) and an increase in the production of natural gas ($0.1 million). Taxes and operating expenses were flat for the third quarter of 2018 as compared to the second quarter of 2018.

Royalty income for the nine months ended September 30, 2018 increased $7,597,000 or 27% compared with the same time period in 2017. This increase was due mainly to increased production for oil and natural gas ($4.5 million) and an increase in the price of oil ($4.8 million). These increases to revenue were tempered somewhat by higher taxes and operating expenses ($0.7 million) and lower prices for natural gas ($1.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2018	September 30, 2017	June 30, 2018
Production
Oil (Bbls)	139,040	135,453	166,145
Gas (Mcfs)	1,656,856	1,245,177	1,612,179
Average Price
Oil (per Bbl)	$61.55	$45.16	$59.56
Gas (per Mcf)	$2.73	$3.29	$2.81

		Nine-Months Ended
		September 30, 2018	September 30, 2017
Production
Oil (Bbls)		443,283	400,564
Gas (Mcfs)		4,852,863	4,139,113
Average Price
Oil (per Bbl)		$58.76	$46.86
Gas (per Mcf)		$2.77	$3.00

Gas revenues received for the three months ended September 30, 2018, related primarily to production for April through June 2018. The average price of gas reported by the Henry Hub for the same time period was $2.57 per Mcf. The average price of gas for the Henry Hub was $2.66 per Mcf for January through September 2018. Oil revenues for the three months ended September 30, 2018 related primarily to production for May through July 2018. The average price of oil as reported by NYMEX for that time period was $69.62 per barrel. The average price of oil was $66.93 per barrel for January through September 2018. As of October 1, 2018, the average price of gas for the Henry Hub was $2.82 per Mcf and the average price of oil reported by NYMEX was $75.37 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2018 increased approximately $24,400 compared with the third quarter of 2017. Compared to the preceding quarter ended June 30, 2018, interest income increased approximately $5,900. Interest income for the nine months ended September 30, 2018 increased approximately $59,700 over the same time period in 2017. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2018 decreased by approximately $17,400 compared to the same quarter of 2017 primarily because of decreases in legal and professional services of approximately $29,600 and in printing and unitholder information expenses of approximately $3,200. These decreases were offset somewhat by an increase in the Escrow Agent/Trustee fees of approximately $15,400.

Compared to the previous quarter ended June 30, 2018, general and administrative expenses decreased approximately $54,000 primarily because of decreases due to the timing of payment of printing and unitholder information services of approximately $129,100 and payment of legal and professional fees of approximately $12,100. These decreases were offset somewhat by the timing of the annual payment of revenue processing services of approximately $84,200 and an increase in Escrow Agent/Trustee fees of approximately $3,300.

Administrative expenses increased approximately $87,200 for the nine months ended September 30, 2018 compared to the same time period in 2017 primarily due to increases in Escrow Agent/Trustee fees of approximately $65,500; legal and professional fees of approximately $4,900; the printing and unitholder information expenses of approximately $13,200; and transfer agent fees of approximately $3,500.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2018.

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

Not applicable due to the Trust’s status as a “smaller reporting company.”

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The Trustee has transitioned fully to the Internal Control — Integrated Framework 2013 and is utilizing this framework in its evaluation of the Trust’s internal control over financial reporting.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 2, 2018

(The Trust has no directors or executive officers.)