Form 10-K
period 2018-12-31
SABINE ROYALTY TRUST
filed 2019-03-13
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

At March 13, 2019, there were 14,579,345 units of beneficial interest outstanding.

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

On January 9, 2014, Bank of America, N.A. (as successor to InterFirst Bank Dallas, N.A.) gave notice to Unit holders that it was resigning as the Trustee subject to certain conditions including the appointment of Southwest Bank as trustee of the Trust. At a special meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust, once Bank of America, N.A.’s resignation took effect. The effective date of Bank of America, N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was May 30, 2014.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as insurance and trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2018 were $2,598,657 of which, pursuant to the terms of the Trust Agreement, $64,716 was paid to Southwest Bank and $326,323 was paid to Simmons Bank, as Trustee, and $194,148 was paid to Southwest Bank and $978,969 was paid to Simmons Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 2019, there were 14,579,345 Units outstanding.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to here in collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN 71-0162300, 2911 Turtle Creek Blvd., Ste. 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

Transferees of Units transferred after October 11, 1990, may be eligible to use the percentage depletion deduction on oil and gas income thereafter attributable to such Units, if the percentage depletion deduction would exceed cost depletion. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Royalty Properties generate gross income. Unit holders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

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

Unit holders must maintain records of their adjusted basis in their Trust Units (generally his or her cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust Units.

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

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. For tax years beginning before January 1, 2018, these expenses, which are different from a Unit holder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2% of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

REGULATION AND PRICES

Regulation

General

Exploration for and production and sale of oil and gas are extensively regulated at the national, state, tribal, and local levels. Oil and gas development and production activities are subject to federal, tribal, state, and local law, regulations and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting drilling, production, or underground injection activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release and associated remediation of materials in the environment; or otherwise relating to the protection of the environment or human health and safety should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances”. The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

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

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018. Those petitions are currently pending. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by EPA with respect to the issue, but should CWA permitting be required for saltwater injections wells, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

Water Discharges.    The CWA and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances, into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS”) has recently been in flux due to recent rulemaking and associated litigation concerning the WOTUS definition. For example, in May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the CWA, rather than subject to a case-specific evaluation; the rule was subsequently stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which is that the 2015 WOTUS definition is currently in effect in 22 states. Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule would narrow the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. Litigation by parties opposing the rule quickly followed. Due to the administrative procedures required to establish the rule and pending litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

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

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. In April 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations also apply to storage tanks, natural gas wells, and other equipment. In May 2016, EPA issued a suite of new final regulations designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well site and compressor stations. Accordingly, the ultimate scope of these regulations is uncertain.

In November 2016, the U.S. Department of Interior Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM has announced that it is postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 17, 2018. In September 2018, however, the BLM announced a final rule that revises the 2016 rule. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of oil and gas operations and, in particular, hydraulic fracturing are in various stages of suspension, implementation delay, and court challenges and, thus, the future of these rules is uncertain.

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

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. In its assessment, EPA concluded that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. The results of the study or similar governmental reviews could spur initiatives to further regulate hydraulic fracturing.

OSHA and Other Laws and Regulations.    The Royalty Properties and operation thereof may be subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and similar state statutes may require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Prices

Oil

The Trust's average per barrel oil price increased from $46.81 in 2017 to $58.91 in 2018. The Trustee believes that the decrease in production levels of the OPEC countries along with an increase in demand of oil due to a more stable economy led to the increase in the price of oil in 2018. Oil prices remained volatile in 2018 and showed a mostly upward trend prices for most of the year. Beginning with the fourth quarter of 2018, oil prices decreased significantly and have struggled to increase in the first quarter of 2019.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2018 on natural gas volumes sold of $2.67 per Mcf represented a decrease from the $2.95 per Mcf received in 2017, due largely to decreased demand mainly because of the active hurricane season on the east coast and in the Gulf of Mexico in 2018. The price of natural gas continues to be volatile and severe cold weather in early 2019 has helped natural gas prices to increase slightly.

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

The Trustee must sell the Royalty Properties if Unit holders approve the sale or vote to terminate the Trust as described under “Item 1 — Description of the Trust — Voting Rights of Unit Holders” above. The Trustee must also sell the Royalty Properties if they fail to generate net revenue for the Trust of at least $2,000,000 per year over any consecutive two-year period. Sale of all of the Royalty Properties will terminate the Trust. The net proceeds of any sale will be distributed to the Unit holders. The sale of the remaining Royalty Properties and the termination of the Trust will be taxable events to the Trust Unit holders. Generally, a Trust Unit holder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Trust Unit holder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other federal and state tax issues concerning the Trust are discussed under Item 1 and Notes 2 and 9 to the Trust’s financial statements, which are included herein. Each Trust Unit holder should consult his own tax advisor regarding Trust tax compliance matters, including federal and state tax implications concerning the sale of the Royalty Properties and the termination of the Trust.

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

The tax treatment of an investment in Trust Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit holder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Trust Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units.

For taxable years beginning after 2017, the highest marginal U.S. federal income tax rates applicable to ordinary income and long-term capital gains of individuals are 37% and 20%, respectively. Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA) may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2018, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2018.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2019 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 25, 2019

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of January 1, 2019, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 25, 2019. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Simmons Bank acts as trustee of the Trust. Simmons Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2019. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2018. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

Values for proved developed producing reserves in this report are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is defined as that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting production taxes, ad valorem taxes, and transportation expenses from future gross revenue. Transportation expenses include marketing, processing, and other expenses that are charged to the royalty interests. At the request of the Trust, future income taxes were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at the arbitrary nominal discount rate of 10 percent per year compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

Estimates of reserves and revenue should be regarded only as estimates that may change as production history and additional information become available. Not only are such estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Information used in the preparation of this report was obtained on behalf of the Trust from Simmons Bank and from public sources. Additionally, this information includes data supplied by IHS Markit Inc; Copyright 2019 IHS Markit Inc. In the preparation of this report we have relied, without independent verification, upon information furnished by Simmons Bank with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination of the properties was not considered necessary for the purposes of this report.

Definition of Reserves

Petroleum reserves included in this report are classified as proved developed producing. Only proved developed producing reserves have been evaluated for this report. Producing reserves are those developed reserves expected to be recovered from completion intervals that are open and producing at the time of the estimate. Reserves classifications used in this report are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using conventional production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs consistent with the effective date of this report, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

Methodology and Procedures

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (Revision as of February 19, 2007).” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

Based on the current stage of field development, production performance, the development plans provided by the Trust, and analyses of areas offsetting existing wells with test or production data, reserves were classified as proved developed producing.

For depletion-type reservoirs or those whose performance disclosed a reliable decline in producing-rate trends or other diagnostic characteristics, reserves were estimated by the application of appropriate decline curves or other performance relationships. In the analyses of production-decline curves, reserves were estimated only to the limits of economic production as defined under the Definition of Reserves heading of this report. Because the Trust is unable to provide actual operating expenses for the properties evaluated (since the Trust’s interests are only royalty interests), typical operating expenses, based on our knowledge of the area and/or field operations, were used to determine the economic limits of production.

In certain cases, reserves were estimated by incorporating elements of analogy with similar wells or reservoirs for which more complete data were available.

Data provided by the Trust from wells drilled through December 31, 2018, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2018. Estimated cumulative production, as of January 1, 2019, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

Oil and condensate reserves estimated herein are to be recovered by normal field separation. NGL reserves estimated herein include C5+ and liquefied petroleum gas (LPG), which consists primarily of propane and butane fractions. NGL reserves are the result of low-temperature plant processing. Oil, condensate, and NGL reserves included in this report are expressed in thousands of barrels (Mbbl) representing 42 United States gallons per barrel. For reporting purposes, oil and condensate reserves have been estimated separately and are presented herein as a summed quantity.

Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Gas reserves estimated herein are reported as sales gas. Gas reserves are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the pressure base of the state in which the reserves are located. Gas reserves included in this report are expressed in millions of cubic feet (MMcf).

Gas quantities are identified by the type of reservoir from which the gas will be produced. Nonassociated gas is gas at initial reservoir conditions with no oil present in the reservoir. Associated gas is both gas-cap gas and solution gas. Gas-cap gas is gas at initial reservoir conditions and is in communication with an underlying oil zone. Solution gas is gas dissolved in oil at initial reservoir conditions. Gas quantities estimated herein include both associated and nonassociated gas.

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

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Simmons Bank. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $65.66 per barrel were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $60.43 per barrel of oil and condensate and $21.23 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $3.16 per million Btu were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. Btu factors provided by Simmons Bank were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $2.804 per thousand cubic feet of gas.

Production and Ad Valorem Taxes

Production taxes were calculated using rates provided by Simmons Bank, including, where appropriate, abatements for enhanced recovery programs. Ad valorem taxes were calculated using rates provided by Simmons Bank based on recent payments by the Trust.

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

Several properties incur additional expenses related to transportation, marketing, processing, and other expenses that are charged to the royalty interests. These expenses are reported as transportation expenses. These expenses were not adjusted for inflation.

In our opinion, the information relating to estimated proved developed producing reserves, estimated future net revenue from proved developed producing reserves, and present worth of estimated future net revenue from proved developed producing reserves of oil, condensate, NGL, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the FASB and Rules 4–10(a) (1)–(32) of Regulation S–X and Rules 302(b), 1201, and 1202(a) (1), (2), (3), (4), (8) of Regulation S–K of the SEC; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) estimates of the proved developed and proved undeveloped reserves are not presented at the beginning of the year.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

Summary of Conclusions

The estimated net proved developed producing reserves, as of January 1, 2019, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of January 1, 2019
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	63	4	67	0
Louisiana	43	1	44	230
Mississippi	74	0	74	478
New Mexico	269	147	416	1,810
Oklahoma	495	143	638	9,132
Texas	4,153	1,862	6,015	23,620

Total	5,097	2,157	7,254	35,270

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of January 1, 2019, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	452,716
Production Taxes	21,538
Ad Valorem Taxes	18,784
Transportation Expenses	15,624
Future Net Revenue	396,770
Present Worth at 10 Percent	190,326

Note:	Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2019, estimated reserves.

DeGolyer and MacNaughton is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world since 1936. DeGolyer and MacNaughton does not have any financial interest, including stock ownership, in the Trust. Our fees were not contingent on the results of our evaluation. This report has been prepared at the request of the Trust. DeGolyer and MacNaughton has used all assumptions, data, procedures, and methods that it considers necessary and appropriate to prepare this report.

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

/s/ Steven R. Gilbert
Steven R. Gilbert, P.E.
[SEAL]	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Steven R. Gilbert, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the report of third party addressed to Simmons Bank dated February 25, 2019, and that I, as Senior Vice President, was responsible for the preparation of this report of third party.

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

/s/ Steven R. Gilbert
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2019 will be approximately $2,850,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $156,300,363 at January 1, 2018 to $190,325,591 at January 1, 2019. This increase resulted primarily from the prices used in the calculation of such amount, from an average price of $48.21 per barrel of oil, $15.92 per barrel of NGL and $2.86 per Mcf of gas at January 1, 2018 to an average price of $60.43 per barrel of oil, $21.23 per barrel of NGL and $2.80 per Mcf of gas at January 1, 2019.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 19, 2019, NYMEX posted oil prices were approximately $56.12 per barrel, which compared to the average posted price of $65.66 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 19, 2019, NYMEX posted gas prices were $2.69 per million British thermal units. The use of such price, as compared to the average posted price of $3.16 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

At February 25, 2019, there were 14,579,345 Units outstanding and approximately 1,051 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2018	2017	2016	2015	2014
Royalty Income	$52,386,070	$37,162,911	$30,022,292	$48,386,010	$61,089,631
Distributable Income	49,929,702	34,729,057	27,475,994	45,964,673	58,687,974
Distributable Income per Unit	3.42	2.38	1.88	3.15	4.03
Total Assets at Year End	9,464,382	5,330,266	5,234,447	6,113,447	6,845,405
Distributions per Unit	3.35	2.37	1.93	3.11	4.10

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2016, 2017, and 2018.

Net royalty income during 2018 increased approximately $15,223,000, or 41.0 percent, compared to 2017 net royalty income.

Revenues generated by sales of oil and gas increased in 2018 from 2017 as a result of higher oil and gas sales volumes ($11.9 million); along with higher oil prices ($6.7 million); offset somewhat by lower natural gas prices ($1.6 million) and higher expenses, taxes and revenue due others ($1.8 million).

Gas volumes increased from 5,681,137 thousand cubic feet (“Mcf”) in 2017 to 7,138,837 Mcf in 2018. The average price per Mcf of gas received by the Trust decreased from $2.95 in 2017 to $2.67 in 2018. A warmer-than-normal summer and colder weather late in the year led to gas prices increasing somewhat in 2017. Prices continued to stay somewhat higher during the first half of 2018, but an active hurricane season on the east coast and in the Gulf of Mexico led to decreased demand and, consequently, lower prices for the second half of 2018.

Oil volumes sold increased to 689,799 barrels (“Bbls”) in 2018 from 553,558 Bbls in 2017. The average sales of oil increased to $58.91 per Bbl in 2018, from $46.81 per Bbl in 2017. This increase in the price of oil in 2017 was caused by the economy stabilizing and the industrial sector increase in demand. In 2018, oil prices remained on a mostly upward trend. Beginning with the fourth quarter of 2018, however, oil prices decreased significantly and have struggled to increase in the first quarter of 2019.

Interest income was $142,000 in 2018, which had increased from $41,000 in 2017. Changes in interest interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $2,599,000 in 2018 from approximately $2,474,000 in 2017 due mainly to increases in Escrow Agent/Trustee fees of approximately $74,600; legal and professional expenses of approximately $24,700; printing and Unit holder information services of approximately $18,700; and revenue processing services of approximately $7,400.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2017, the Trust received a refund of $288,521 (tax year 2016) from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 (tax year 2016) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2017 and September 2017 distributions, respectively.

The Trust did file tax returns for 2017 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2018 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2018.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2017 and 2018. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2018	$58.91	$2.67
2017	46.81	2.95

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Unit Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2018 and 2017, and the related statements of distributable income and changes in trust corpus for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2018 and 2017, and the distributable income and changes in trust corpus for the years then ended, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2019 expressed an unqualified opinion thereon.

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

Dallas, Texas

March 13, 2019

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2018	2017
Assets
Cash and short-term investments	$9,250,494	$5,085,661
Royalty interests in oil and gas properties less accumulated amortization of $22,181,297 (2018) and $22,150,580 (2017)	213,888	244,605

Total	$9,464,382	$5,330,266

Liabilities and Trust Corpus
Trust expenses payable	$165,216	$165,041
Other payables (Note 4)	3,632,901	570,841

Total liabilities	3,798,117	735,882
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,666,265	4,594,384

Total	$9,464,382	$5,330,266

Statements of Distributable Income

	Year Ended December 31,
	2018	2017
Royalty Income	$52,386,070	$37,162,911
Interest Income	142,289	40,514

Total	52,528,359	37,203,425
General and administrative expenses (Note 6)	2,598,657	2,474,368

Distributable income	$49,929,702	$34,729,057

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.42	$2.38

Statements of Changes in Trust Corpus

	2018	2017
Trust corpus, beginning of year	$4,594,384	$4,423,299
Amortization of royalty interests	(30,717)	(28,685)
Distributable income	49,929,702	34,729,057
Distributions to unit holders (Note 3)	(48,827,104)	(34,529,287)

Trust corpus, end of year	$5,666,265	$4,594,384

Distributions per unit (Note 3)	$3.35	$2.37

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

On January 9, 2014, Bank of America, N.A. (as successor to InterFirst Bank Dallas, N.A.) gave notice to Unit holders that it was resigning as the Trustee subject to certain conditions including the appointment of Southwest

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Bank as trustee of the Trust. At a special meeting of Trust Unit holders, the Unit holders approved the appointment of Southwest Bank as successor trustee of the Trust, once Bank of America, N.A.’s resignation took effect. The effective date of Bank of America, N.A.’s resignation and the effective date of Southwest Bank’s appointment as successor trustee was May 30, 2014. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014 and shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and shall refer to Simmons Bank for periods on and after February 20, 2018.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2018.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2018.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Simmons Bank, EIN 71-0162300, 2911 Turtle Creek Blvd., Ste. 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In July 2017, the Trust received a refund of $288,521 (tax year 2016) from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 (tax year 2016) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s August 2017 and September 2017 distributions, respectively.

The Trust did file tax returns for 2017 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2018 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2018	2017
Royalty receipts in suspense pending verification of ownership interest or title	$3,632,901	$570,841

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business. The royalty receipts in suspense pending verification of ownership interest or title as of December 31, 2018 includes the December 31, 2018 deposit of $2,602,834.76 which was processed by the third party revenue service in January 2019.

5. Subsequent Events

Distributions

Subsequent to December 31, 2018, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 4, 2019	January 15, 2019	January 29, 2019	$0.302650
February 5, 2019	February 15, 2019	February 28, 2019	$0.251090
March 5, 2019	March 15, 2019	March 29, 2019	$0.278540

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2018	2017
Trustee’s fee	$391,039	$372,390
Escrow agent fee paid to Trustee	1,173,117	1,117,169
Professional fees	388,547	401,634
Unit holders’ services fees	374,738	352,136
Other	271,216	231,039

Total General and Administrative Expenses	2,598,657	2,474,368

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2018 and 2017 (in thousands, except per Unit amounts):

2018	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$10,750	$9,932	$0.68
Second Quarter	13,139	12,544	0.86
Third Quarter	11,857	11,321	0.78
Fourth Quarter	16,640	16,132	1.10

	$52,386	$49,929	$3.42

2017	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$10,482	$9,807	$0.67
Second Quarter	8,570	7,900	0.54
Third Quarter	9,098	8,521	0.58
Fourth Quarter	9,013	8,501	0.59

	$37,163	$34,729	$2.38

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2016	6,169	33,870
Revisions of previous statements	244	5,986
Production	(393)	(4,239)

December 31, 2016	6,020	35,617
Revisions of previous statements	1,100	4,976
Production	(409)	(4,038)

December 31, 2017	6,711	36,555
Revisions of previous statements	961	2,997
Production	(418)	(4,282)

December 31, 2018	7,254	35,270

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil	NGL	Gas
	(Barrels)	(Barrels)	(Mcf)
Proved Developed Reserves:
January 1, 2016	4,398	1,632	31,006
December 31, 2016	4,298	1,702	32,845
December 31, 2017	4,806	1,884	34,250
December 31, 2018	5,097	2,157	35,270

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($65.66 per bbl and $3.16 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $60.43 per barrel of oil, $21.23 per barrel of NGL, and $2.80 per Mcf.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2018	2017	2016
Future net cash inflows	$396,770	$319,703	$238,365
Discount of future net cash flows @ 10%	(206,444)	(163,403)	(117,281)

Standardized measure of discounted future net cash inflows	$190,326	$156,300	$121,084

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2018, 2017 and, 2016 is as follows (in thousands):

	2018	2017	2016
Standardized measure of discounted future net cash flows, January 1,	$156,300	$121,084	$140,342
Royalty income, net of severance and ad valorem taxes	(52,386)	(37,163)	(30,022)
Changes in prices, net of related costs	28,970	27,387	(20,688)
Revisions of previous estimates and other	41,812	32,884	17,418
Accretion of discount	15,630	12,108	14,034

Standardized measure of discounted future net cash flows, December 31,	$190,326	$156,300	$121,084

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 19, 2019, NYMEX posted oil prices were approximately $56.12 per barrel, which compared to the average posted price of $65.66 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 19, 2019, NYMEX posted gas prices were $2.69 per million British thermal units. The use of such price, as compared to the average posted price of $3.16 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018. The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2018, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

Unit Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2018 and 2017 and the related statements of distributable income and changes in trust corpus for the years then ended and our report dated March 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Trustee is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Sabine Royalty Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting described in Note 2 to the financial statements. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting described in Note 2 to the financial statements, and that receipts and expenditures of the entity are being made only in accordance with authorizations of the Trustee and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

March 13, 2019

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 26, 2019, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2018 and 2017 are:

	2018	2017
Audit fees: Deloitte & Touche LLP	$3,250	$7,709
Audit fees - Weaver and Tidwell, L.L.P.	$118,000	$132,000
Audit-related fees: Deloitte & Touche LLP	$0	$0
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$29,360	$31,232
All other fees(2)	$10,986	$10,400

(1)	Deloitte & Touche LLP served as the Trust’s independent public accounting firm through June 1, 2016, and was replaced by Weaver and Tidwell, L.L.P. effective on that date.
(2)

BKD was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Southwest Bank, as Trustee and Escrow Agent” report, as per the Trust agreement, which will be filed on a Form 8-K at a later date.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2018 and 2017

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2018

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2018

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee. (P)

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)	–	Consent of DeGolyer and MacNaughton.

(31)	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	–	Certification by Simmons Bank, Trustee of Sabine Royalty Trust, dated March 13, 2019 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SIMMONS BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 13, 2019

(The Registrant has no directors or executive officers.)