Form 10-Q
period 2019-03-31
SABINE ROYALTY TRUST
filed 2019-05-03
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Units of Beneficial Interest	SBR	New York Stock Exchange

Number of units of beneficial interest outstanding at May 3, 2019: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2018 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2019, the distributable income for the three-month periods ended March 31, 2019 and 2018 and the changes in trust corpus for the three-month periods ended March 31, 2019 and 2018, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2019, and for the three-month periods ended March 31, 2019 and 2018, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of March 31, 2019, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 3, 2019

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2019 (UNAUDITED)	December 31, 2018
Assets
Cash and short-term investments		$8,288,322	$9,250,494
Royalty interests in oil and gas properties (less accumulated amortization of $22,189,396 and $22,181,297 at March 31, 2019 and December 31, 2018)		205,789	213,888

TOTAL		$8,494,111	$9,464,382

Liabilities and Trust Corpus
Trust expenses payable	4	$301,177	$165,216
Other payables	4	1,820,460	3,632,901

		2,121,637	3,798,117
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,372,474	5,666,265

TOTAL		$8,494,111	$9,464,382

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2019	2018
Royalty Income		$13,692,528	$10,750,239
Interest Income		49,237	20,450

Total		13,741,765	10,770,689
General and administrative expenses		(893,359)	(838,607)

Distributable Income		$12,848,406	$9,932,082

Distributable Income per unit (14,579,345 units)	1,3,5	$.88	$.68

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2019	2018
Trust corpus, beginning of period		$5,666,265	$4,594,384
Amortization of royalty interests		(8,099)	(7,686)
Distributable income		12,848,406	9,932,082
Distributions	3	(12,134,098)	(9,169,241)

Trust corpus, end of period		$6,372,474	$5,349,539

Distributions per unit (14,579,345 units)	3	$.83	$.63

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

2. ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

•	Royalty income, net of severance and ad valorem tax, and interest income are recognized in the month in which amounts are received by the Trust, pending verification of ownership and title.

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

The financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

•	Royalty income is recognized in the month received, pending verification of ownership and title, rather than in the month of production.

•	Expenses other than those expected to be paid on the following monthly record date are not accrued.

•	Amortization of the Royalties is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under accounting principles generally accepted in the United States of America.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 4, 2019	April 15, 2019	April 29, 2019	$0.351660

May 3, 2019	May 15, 2019	May 29, 2019	$0.146470

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2019.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2019 was $12,848,406, or $0.88 per unit. Royalty income for the three months ended March 31, 2019 amounted to $13,692,528 while interest income was $49,237. General and administrative expenses totaled $893,359 for the three months ended March 31, 2019.

Distributions during the period were $0.302650, $0.251090, and $0.278540 per Unit payable to Unit holders of record on January 15, February 15, and March 15, 2019, respectively.

Royalty income for the quarter ended March 31, 2019 increased approximately $2,942,000 or 27% compared with the first quarter of 2018. This increase was primarily the result of higher production for both oil and natural gas ($3.0 million), along with a decrease in operating expenses due to refunds of state withholding taxes ($0.8 million) and an increase the price of natural gas ($0.3 million). These increases were offset somewhat by a decrease in the price of oil ($0.8 million), along with an increase in severance taxes ($0.4 million).

Compared to the preceding quarter ended December 31, 2018, royalty income decreased approximately $2,947,000 or 18%, due primarily to a decrease in the production of both oil and natural gas ($4.6 million) and a decrease in the price of oil ($2.5 million). These decreases to gross royalty income were offset somewhat by an increase in the price of natural gas ($1.4 million), a decrease in severance taxes ($1.4 million), a decrease in operating expenses due to refunds of state withholding taxes ($0.8 million) and a decrease in revenue due others ($0.5 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2019	March 31, 2018	December 31, 2018
Production
Oil (Bbls)	179,016	138,099	246,516
Gas (Mcfs)	1,909,586	1,585,253	2,322,515
Average Price
Oil (per Bbl)	$49.07	$55.00	$59.18
Gas (per Mcf)	$3.00	$2.78	$2.41

Gas revenues received for the three months ended March 31, 2019, related primarily to production for October through December 2018. The average price of gas reported by the Henry Hub for the same time period was $3.39 per Mcf. The average price of gas for the Henry Hub was $2.63 per Mcf for January through March 2019. Oil revenues for the three months ended March 31, 2019 related primarily to production for November 2018 through January 2019. The average price of oil as reported by NYMEX for that time period was $52.70 per barrel. The average price of oil was $54.82 per barrel for January through March 2019. As of April 15, 2019, the average price of gas for the Henry Hub was $2.48 per Mcf and the average price of oil reported by NYMEX was $63.43 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2019 increased $28,800 compared with the first quarter of 2018. Compared to the preceding quarter ended December 31, 2018, interest income decreased $6,500. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2019 increased by approximately $54,800 compared to the same quarter of 2018 primarily due an increase in legal and professional services of approximately $32,700, printing and unitholder services of approximately $14,100, an increase in the Escrow Agent/Trustee fees of approximately $5,100, and an increase in the New York Stock Exchange Listing fee of $3,000.

Compared to the previous quarter ended December 31, 2018, general and administrative expenses increased approximately $330,200 primarily due to increases relating to the timing of payment of legal and professional services of approximately $227,600, the timing of payment of the New York Stock Exchange listing fee of $68,000, and the timing of the payment of printing and unitholder services of approximately $36,200.

The financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

•	Royalty income is recognized in the month received, pending verification of ownership and title, rather than in the month of production.

•	Expenses other than those expected to be paid on the following monthly record date are not accrued.

•	Amortization of the Royalties is shown as a reduction to Trust corpus and not as a charge to operating results.

•	Reserves may be established for contingencies that would not be recorded under accounting principles generally accepted in the United States of America.

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 3, 2019

(The Trust has no directors or executive officers.)