Form 10-Q
period 2019-06-30
SABINE ROYALTY TRUST
filed 2019-08-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 7, 2019: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2018 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2019, the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of June 30, 2019, and for the three-month and six-month periods ended June 30, 2019 and 2018, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of June 30, 2019, and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2018, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March, 13, 2019 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2018, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus which it has been derived.

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 7, 2019

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2019 (UNAUDITED)	December 31, 2018
Assets
Cash and short-term investments		$7,153,837	$9,250,494
Royalty interests in oil and gas properties (less accumulated amortization of $22,195,923 and $22,181,297 at June 30, 2019 and December 31, 2018)		199,262	213,888

TOTAL		$7,353,099	$9,464,382

Liabilities and Trust Corpus
Trust expenses payable	4	$179,966	$165,216
Other payables	4	3,362,717	3,632,901

		3,542,683	3,798,117
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		3,810,416	5,666,265

TOTAL		$7,353,099	$9,464,382

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2019	2018
Royalty Income		$10,451,812	$13,139,278
Interest Income		44,752	30,096

Total		10,496,564	13,169,374
General and administrative expenses		(554,970)	(625,443)

Distributable Income		$9,941,594	$12,543,931

Distributable Income per unit (14,579,345 units)	1,3,5	$.68	$.86

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2019	2018
Royalty Income		$24,144,340	$23,889,517
Interest Income		93,989	50,546

Total		24,238,329	23,940,063
General and administrative expenses		(1,448,329)	(1,464,050)

Distributable Income		$22,790,000	$22,476,013

Distributable Income per unit (14,579,345 units)	1,3,5	$1.56	$1.54

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2019	2018
Trust corpus, beginning of period		$6,372,474	$5,349,539
Amortization of royalty interests		(6,527)	(8,307)
Distributable income		9,941,594	12,543,931
Distributions	3	(12,497,125)	(12,517,243)

Trust corpus, end of period		$3,810,416	$5,367,920

Distributions per unit (14,579,345 units)	3	$.86	$.86

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2019	2018
Trust corpus, beginning of period		$5,666,265	$4,594,384
Amortization of royalty interests		(14,626)	(15,993)
Distributable income		22,790,000	22,476,013
Distributions	3	(24,631,223)	(21,686,484)

Trust corpus, end of period		$3,810,416	$5,367,920

Distributions per unit (14,579,345 units)	3	$1.69	$1.49

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 3, 2019	July 15, 2019	July 29, 2019	$0.176360

August 5, 2019	August 15, 2019	August 29, 2019	$0.228930

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2019.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2019 was $9,941,594, or $0.68 per unit. Royalty income for the three months ended June 30, 2019 amounted to $10,451,812 while interest income was $44,752. General and administrative expenses totaled $554,970 for the three months ended June 30, 2019.

Distributions during the period were $0.351660, $0.146470, and $0.359050 per Unit payable to Unit holders of record on April 15, May 15, and June 17, 2019, respectively.

Royalty income for the quarter ended June 30, 2019 decreased approximately $2,687,000 or 20% compared with the second quarter of 2018. This decrease was primarily the result of lower prices for both oil and natural gas ($1.8 million); along with a decrease in production of both oil and natural gas ($1.0 million). These decreases in royalty income were offset somewhat by lower taxes and operating expenses ($0.2 million).

Compared to the preceding quarter ended March 31, 2019, royalty income decreased approximately $3,241,000 or 24%, due mainly to a decrease in the production of both oil and natural gas ($2.4 million), a decrease in the price of natural gas ($1.0 million) and an increase in operating expenses due to a state tax refund from Oklahoma in the first quarter ($0.6 million). These decreases to gross royalty income were offset somewhat by an increase in the price of oil ($0.4 million) and a decrease in taxes ($0.4 million).

Royalty income for the six months ended June 30, 2019 increased $255,000 or 1% compared with the same time period in 2018. This increase was due mainly to higher natural gas and oil production ($1.9 million) and a decrease in operating expenses ($0.8 million). These increases were tempered somewhat by a decrease in the pricing of both natural gas and oil ($2.3 million) and an increase in taxes ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2019	June 30, 2018	March 31, 2019
Production
Oil (Bbls)	151,652	166,145	179,016
Gas (Mcfs)	1,494,636	1,612,179	1,909,586

Average Price
Oil (per Bbl)	$51.46	$59.56	$49.07
Gas (per Mcf)	$2.50	$2.81	$3.00

	Six-Months Ended
	June 30, 2019	June 30, 2018
Production
Oil (Bbls)	330,668	304,244
Gas (Mcfs)	3,404,222	3,197,432

Average Price
Oil (per Bbl)	$50.17	$57.49
Gas (per Mcf)	$2.78	$2.80

Gas revenues received for the three months ended June 30, 2019, related primarily to production for January through March 2019. The average price of gas reported by the Henry Hub for the same time period was $2.63 per Mcf. The average price of gas for the Henry Hub was $2.47 per Mcf for January through June 2019. Oil revenues for the three months ended June 30, 2019 related primarily to production for February through April 2019. The average price of oil as reported by NYMEX for that time period was $59.12 per barrel. The average price of oil was $57.39 per barrel for January through June 2019. As of July 15, 2019, the average price of gas for the Henry Hub was $2.28 per Mcf and the average price of oil reported by NYMEX was $59.30 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2019 increased $14,700 compared with the second quarter of 2018. Compared to the preceding quarter ended March 31, 2019, interest income decreased $4,500. Interest income for the six months ended June 30, 2019 increased approximately $43,400 over the same time period in 2018. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2019 decreased by approximately $70,500 compared to the same quarter of 2018 primarily due a decrease in printing and unitholder services of approximately $97,800. This decrease was offset somewhat by increases in legal and professional services of approximately $23,700 and Escrow Agent/Trustee fees of approximately $3,900.

Compared to the previous quarter ended March 31, 2019, general and administrative expenses decreased approximately $338,400 primarily due to decreases in the timing of payment of legal and professional services of approximately $259,000; the timing of payment of the New York Stock Exchange listing fee of $68,000; and the timing of the payment of printing and unitholder services of approximately $16,600.

Administrative expenses decreased approximately $15,700 for the six months ended June 30, 2019 compared to the same time period in 2018 due primarily to a decrease in printing and unitholder services of approximately $83,700. This decrease was tempered somewhat by increases in legal and professional services of approximately $59,900 and in Escrow Agent/Trustee fees of approximately $9,200.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2019.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 7, 2019

(The Trust has no directors or executive officers.)