Form 10-Q
period 2019-09-30
SABINE ROYALTY TRUST
filed 2019-11-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 7, 2019: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2018 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2019, and the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2019, and for the three-month and nine-month periods ended September 30, 2019 and 2018, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of September 30, 2019, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 7, 2019

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2019 (UNAUDITED)	December 31, 2018
Assets
Cash and short-term investments		$8,098,435	$9,250,494
Royalty interests in oil and gas properties (less accumulated amortization of $22,204,099 and $22,181,297 at September 30, 2019 and December 31, 2018)		191,086	213,888

TOTAL		$8,289,521	$9,464,382

Liabilities and Trust Corpus
Trust expenses payable	4	$220,423	$165,216
Other payables	4	3,356,751	3,632,901

		3,577,174	3,798,117
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,712,347	5,666,265

TOTAL		$8,289,521	$9,464,382

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2019	2018
Royalty Income		$11,112,450	$11,856,756
Interest Income		41,642	35,969

Total		11,154,092	11,892,725
General and administrative expenses		(817,854)	(571,411)

Distributable Income		$10,336,238	$11,321,314

Distributable Income per unit (14,579,345 units)	1,3,5	$.71	$.78

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2019	2018
Royalty Income		$35,256,790	$35,746,273
Interest Income		135,631	86,515

Total		35,392,421	35,832,788
General and administrative expenses		(2,266,183)	(2,035,461)

Distributable Income		$33,126,238	$33,797,327

Distributable Income per unit (14,579,345 units)	1,3,5	$2.27	$2.32

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2019	2018
Trust corpus, beginning of period		$3,810,416	$5,367,920
Amortization of royalty interests		(8,176)	(7,932)
Distributable income		10,336,238	11,321,314
Distributions	3	(9,426,131)	(11,424,813)

Trust corpus, end of period		$4,712,347	$5,256,489

Distributions per unit (14,579,345 units)	3	$.65	$.78

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2019	2018
Trust corpus, beginning of period		$5,666,265	$4,594,384
Amortization of royalty interests		(22,802)	(23,925)
Distributable income		33,126,238	33,797,327
Distributions	3	(34,057,354)	(33,111,297)

Trust corpus, end of period		$4,712,347	$5,256,489

Distributions per unit (14,579,345 units)	3	$2.34	$2.27

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 4, 2019	October 15, 2019	October 29, 2019	$0.238780

November 5, 2019	November 15, 2019	November 29, 2019	$0.322450

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2019.

*     *     *     *     *

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust makes monthly distributions to the holders of Units of the excess of the preceding month’s royalty income received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust’s only long-term assets consist of royalty interests in producing and proved undeveloped oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future.

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2019 was $10,336,238, or $0.71 per unit. Royalty income for the three months ended September 30, 2019 amounted to $11,112,450 while interest income was $41,642. General and administrative expenses totaled $817,854 for the three months ended September 30, 2019.

Distributions during the period were $0.176360, $0.228930, and $0.241250 per Unit payable to Unit holders of record on July 15, August 15, and September 16, 2019, respectively.

Royalty income for the quarter ended September 30, 2019 decreased approximately $744,000 or 6% compared with the third quarter of 2018. This decrease was primarily the result of lower prices for both oil and natural gas ($2.8 million). This decrease was offset somewhat by an increase in production of both oil and natural gas ($2.1 million).

Compared to the preceding quarter ended June 30, 2019, royalty income increased approximately $661,000 or 6%, due mainly to an increase in the production of both oil and natural gas ($1.7 million) as well as an increase in the price of oil ($0.2 million). These increases were offset somewhat by lower prices for natural gas ($1.1 million) as well as higher taxes and operating expenses ($0.2 million).

Royalty income for the nine months ended September 30, 2019 decreased $489,000 or 1% compared with the same time period in 2018. This decrease was due mainly to lower natural gas and oil prices ($5.2 million). This decrease was tempered somewhat by increased production in both oil and natural gas ($4.1 million) and lower taxes and operating expenses ($0.6 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2019	September 30, 2018	June 30, 2019
Production
Oil (Bbls)	167,167	139,040	151,652
Gas (Mcfs)	2,008,951	1,656,856	1,494,636
Average Price
Oil (per Bbl)	$52.76	$61.55	$51.46
Gas (per Mcf)	$1.76	$2.73	$2.50

	Nine-Months Ended
	September 30, 2019	September 30, 2018
Production
Oil (Bbls)	497,835	443,284
Gas (Mcfs)	5,413,173	4,854,288
Average Price
Oil (per Bbl)	$51.04	$58.76
Gas (per Mcf)	$2.40	$2.77

Gas royalty income received for the three months ended September 30, 2019, related primarily to production for April through June 2019. The average price of gas reported by the Henry Hub for the same time period was $2.31 per Mcf. The average price of gas for the Henry Hub was $2.36 per Mcf for January through September 2019. Oil royalty income for the three months ended September 30, 2019 related primarily to production for May through July 2019. The average price of oil as reported by NYMEX for that time period was $57.71 per barrel. The average price of oil was $57.04 per barrel for January through September 2019. As of October 15, 2019, the average price of gas for the Henry Hub was $2.06 per Mcf and the average price of oil reported by NYMEX was $52.81 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2019 increased $5,700 compared with the third quarter of 2018. Compared to the preceding quarter ended June 30, 2019, interest income decreased $3,100. Interest income for the nine months ended September 30, 2019 increased approximately $49,100 over the same time period in 2018. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2019 increased by approximately $246,400 compared to the same quarter of 2018 primarily due to an increase in Escrow Agent/Trustee fees of approximately $126,000; the timing of payment of printing and unitholder expenses of approximately $67,900 and an increase in legal and professional fees of approximately $53,400.

Compared to the previous quarter ended June 30, 2019, general and administrative expenses increased approximately $262,900 primarily due to increases in Escrow Agent/Trustee fees of approximately $125,500; the timing of payment of legal and professional fees of approximately $101,900 and the timing of payment of printing and unitholder services of approximately $36,700.

Administrative expenses increased approxmately $230,700 for the nine months ended September 30, 2019 compared to the same time period in 2018 due primarily to an increase in Escrow Agent/Trustee fees of approximately $135,000 and an increase in legal and professional fees of approximately $112,900. These increases were tempered somewhat by a decrease in printing and unitholder services of approximately $15,700.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2019.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 7, 2019

(The Trust has no directors or executive officers.)