Form 10-K
period 2019-12-31
SABINE ROYALTY TRUST
filed 2020-03-02
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $705 million.

At March 2, 2020, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2019 were $2,857,442 of which, pursuant to the terms of the Trust Agreement, $431,548 was paid to Simmons Bank, as Trustee, and $1,294,648 was paid to Simmons Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 2, 2020, there were 14,579,345 Units outstanding.

The Trust may not issue additional Units unless such issuance is approved by the holders of at least 80 percent of the outstanding Units and by the Trustee. Under limited circumstances, Units may be redeemed by the Trust and canceled. See “Possible Divestiture of Units” below.

Distributions of Distributable Income

The identity of Unit holders entitled to receive distributions of Trust distributable income and the amounts thereof are determined as of each Monthly Record Date. Unit holders of record as of the Monthly Record Date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for the related Monthly Period no later than 10 business days after the Monthly Record Date. The Monthly Income Amount is the excess of (i) revenues from the Trust properties plus any decrease in cash reserves previously established for contingent liabilities and any other cash receipts of the Trust over (ii)  the expenses and payments of liabilities of the Trust plus any increase in cash reserves for contingent liabilities.

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

In May 1983, the Internal Revenue Service (the “Service”) ruled that the Trust is classified as a grantor trust for federal income tax purposes and not as an association taxable as a corporation. Accordingly, the income and deductions of the Trust are reportable directly by Unit holders for federal income tax purposes. The Service also ruled that Unit holders would be entitled to deduct cost depletion with respect to their investment in the Trust and that the transfer of a Unit in the Trust would be considered to be a transfer of a proportionate part of the properties held by the Trust.

Transferees of Units transferred after October 11, 1990, may be entitled to a percentage depletion deduction attributable to such Units, if the percentage depletion deduction exceeds cost depletion. Unlike cost depletion, percentage depletion is not limited to a Unit holder’s depletable tax basis in the Units. Rather, a Unit holder is entitled to a percentage depletion deduction as long as the applicable Royalty Properties generate gross income. Unit holders should compute both percentage depletion and cost depletion from each property and claim the larger amount as a deduction on their income tax returns.

If a taxpayer disposes of any “Section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for depletion deductions under Section 611 of the Internal Revenue Code (the “Code”), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of Section 1254 property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the U.S. Treasury Regulations govern dispositions of property after March 13, 1995. The Service could take the position that a Unit holder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Unit holders must maintain records of their adjusted basis in their Trust Units (generally his or her cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust Units.

In order to facilitate the creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders by the Trustee, the conveyances by Sabine Corporation of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine Corporation and InterFirst (the initial trustee of the Trust), in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine Corporation of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine Corporation and Hibernia National Bank in New Orleans, in the capacities of escrow agent and of trustee of Sabine Louisiana Royalty Trust. The Trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

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

Assuming that the escrow arrangement is recognized for federal income tax purposes and that the Trustee, as escrow agent, is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each Monthly Record Date. The Trustee, as escrow agent, may not be able to cause third party expenses to be incurred on each Monthly Record Date in all instances. Cash basis Unit holders, however, should be treated as having paid all expenses and fees only when such expenses and fees are actually paid by the Trustee. Even if the escrow arrangement is recognized for federal income tax purposes, however, accrual basis Unit holders might be considered to have accrued expenses when such expenses are incurred rather than on each Monthly Record Date when paid.

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

As a result of the 2017 Tax Cuts and Jobs Act (the “TCJA”), for tax years beginning after December 31, 2017 and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and deductions for miscellaneous itemized deductions are not allowed. For such tax years, the U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

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

Texas.    Texas does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes.

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

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who disposed or arranged for the disposal of a hazardous substance at a site, or transported a hazardous substance to a site for disposal. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been or may be disposed or released on, under, or from the Royalty Properties by the current or previous operators or may have been disposed offsite of the Royalty Properties. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have generally become more stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory, ongoing monitoring or remedial obligations, and/or the issuance of injunctions limiting or preventing some or all of the operations. These laws may require not only removal or remediation of current releases of such materials, but also of previously disposed wastes or property contamination at a drill site or a waste disposal facility, regardless of whether the current owners or operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time of the release or disposal.

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019, and the Court is expected to rule sometime in 2020. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. But should the Supreme Court rule that CWA permitting be required for saltwater injections wells, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Bald and Golden Eagle Protection Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

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

For example, in May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the CWA, rather than subject to a case-specific evaluation; the rule was subsequently stayed by the U.S. Court of Appeals for the Sixth Circuit before it took effect. On February 1, 2018, EPA officially delayed implementation of the 2015 rule until early 2020, and in July 2018, the EPA proposed repeal of the 2015 WOTUS rule. Later that year, EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which was that the 2015 WOTUS definition was in effect in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued.

Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States.” The rule was finalized in January 2020, and will become effective 60 days after publication in the Federal Register. The rule narrows the definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to other traditional navigable waters. The rule is expected to be heavily litigated, which could delay its implementation. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

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

Climate Change/Hydraulic Fracturing.    Climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations. The EPA has issued greenhouse gas monitoring and reporting regulations. Under those rules, since 2012, annual reporting of greenhouse gases has been required for persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. In April 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for major sources of oil and natural gas production, and an air toxics standard for major sources of natural gas transmission and storage. Since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks, natural gas wells, and other equipment. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane and VOC emissions. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the NSPS Subpart OOOOa requirements, including reducing the required frequency of fugitive emissions monitoring at well site and compressor stations. As recently as August 2019, EPA has proposed modifications to the NSPS Subpart OOOO and OOOOa rules — for example, proposing to remove sources in the transmission and storage segment of the oil and natural gas industry from regulation under NSPS Subpart OOOO/OOOOa and to rescind methane requirements for all production and processing sources in the oil and natural gas industry or, alternatively, rescind all methane requirements under the rules without removing any sources from the oil and natural gas source category. Accordingly, the ultimate scope of these regulations remains uncertain.

In November 2016, the U.S. Department of Interior Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands. Some provisions of the venting and flaring rule went into effect on January 17, 2017. The BLM announced that it would be postponing until January 17, 2019, the implementation of other aspects of the venting and flaring rule, which were originally scheduled to come into effect on January 17, 2018. In September 2018, however, the BLM announced a final rule that revises and partially rescinds the 2016 rule. Several of the BLM’s recently promulgated rules concerning regulation of oil and gas operations and, in particular, hydraulic fracturing are in various stages of suspension, implementation delay, and court challenges and, thus, the future of these rules is uncertain.

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

Congress and various states, including Texas, Louisiana, Mississippi, New Mexico and Oklahoma, have proposed or adopted legislation regulating or requiring disclosure of the chemicals in the hydraulic fracturing fluid that is used in oil and gas drilling operations. Texas, New Mexico and Oklahoma, among other states require oil and gas operators to disclose the chemicals on the Frac Focus website.

On March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. A hearing on cross-motions for summary judgment in the case was held in the District Court for the Northern District of California in January 2020, and a decision on those motions is currently pending. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

Prices

Oil

The Trust's average per barrel oil price decreased from $58.91 in 2018 to $51.44 in 2019. The Trustee believes that the although the OPEC countries continued to curtail production, the U.S. shale boom in 2019 kept a damper on the price of oil. Oil prices remained volatile in 2019 and even with the attacks on the Saudi oil fields, could not overcome the price decrease caused by the record output from U.S. production for more than a few days. Global trade tensions contributed to the volatility in price and helped to keep the price of oil low during the year.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2019 on natural gas volumes sold of $2.27 per Mcf represented a decrease from the $2.67 per Mcf received in 2018, due largely to continued growth of natural gas production in the U.S. in 2019. The price of natural gas continues to be volatile and the mild weather in early 2020 has continued to put downward pressure on prices.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Royalty Properties is reduced. Second, exploration and development activity by operators on the Royalty Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2019, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2019.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2020 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Gregory K. Graves, Senior Vice President with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Mr. Graves’ qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 21, 2020

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of January 1, 2020, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 21, 2020. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Simmons Bank acts as trustee of the Trust. Simmons Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2020. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the Securities and Exchange Commission (SEC) of the United States. This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2019. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

Values for proved developed producing reserves in this report are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is defined as that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting production taxes, ad valorem taxes, and transportation expenses from future gross revenue. Transportation expenses include marketing, processing, and other expenses that are charged to the royalty interests. At the request of the Trust, future income taxes were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a nominal discount rate of 10 percent per year compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

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

Methodology and Procedures

Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (revised June 2019) Approved by the SPE Board on 25 June 2019.” The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

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

Data provided by the Trust from wells drilled through December 31, 2019, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through September 2019. Estimated cumulative production, as of January 1, 2020, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 3 months.

Oil and condensate reserves estimated herein are to be recovered by normal field separation. NGL reserves estimated herein include pentanes and heavier fractions (C5+) and liquefied petroleum gas (LPG), which consists primarily of propane and butane fractions, and are the result of low-temperature plant processing. Oil, condensate, and NGL reserves included in this report are expressed in thousands of barrels (Mbbl). In these estimates 1 barrel equals 42 United States gallons. For reporting purposes, oil and condensate reserves have been estimated separately and are presented herein as a summed quantity.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 38 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Simmons Bank. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $55.85 per barrel were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $51.71 per barrel of oil and condensate and $16.77 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $2.62 per million Btu were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. Btu factors provided by Simmons Bank were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $2.106 per thousand cubic feet of gas.

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

In our opinion, the information relating to estimated proved developed producing reserves, estimated future net revenue from proved developed producing reserves, and present worth of estimated future net revenue from proved developed producing reserves of oil, condensate, NGL, and gas contained in this report has been prepared in accordance with Paragraphs 932-235-50-4, 932-235-50-6, 932-235-50-7, 932-235-50-9, 932-235-50-30, and 932-235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the FASB and Rules 4–10(a) (1)–(32) of Regulation S–X and Rules 302(b), 1201, and 1202(a) (1), (2), (3), (4), (8) of Regulation S–K of the SEC; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) estimates of the proved developed producing reserves are not presented at the beginning of the year.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

Summary of Conclusions

The estimated net proved developed producing reserves, as of January 1, 2020, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of January 1, 2020
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	57	4	61	0
Louisiana	31	1	32	217
Mississippi	72	0	72	388
New Mexico	262	107	369	1,469
Oklahoma	620	117	737	10,484
Texas	4,128	1,664	5,792	22,863

Total	5,170	1,893	7,063	35,421

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of January 1, 2020, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	373,677
Production Taxes	18,782
Ad Valorem Taxes	15,072
Transportation Expenses	17,697
Future Net Revenue	322,126
Present Worth at 10 Percent	158,710

Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2020, estimated reserves.

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

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

/s/ Gregory K. Graves
Gregory K. Graves, P.E.
[SEAL]	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Gregory K. Graves, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am a Senior Vice President with DeGolyer and MacNaughton, which company did prepare the report of third party addressed to Simmons Bank dated February 21, 2020, and that I, as Senior Vice President, was responsible for the preparation of this report of third party.

2.

That I attended the University of Texas at Austin, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 1984; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers; and that I have in excess of 35 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Gregory K. Graves
Gregory K. Graves, P.E.
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2020 will be approximately $3,000,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $190,325,591 at January 1, 2019 to $158,709,976 at January 1, 2020. This decrease resulted primarily from the commodity prices used in the calculation of such amount, from an average price of $60.43 per barrel of oil, $21.23 per barrel of NGL and $2.80 per Mcf of gas at January 1, 2019 to an average price of $51.71 per barrel of oil, $16.77 per barrel of NGL and $2.106 per Mcf of gas at January 1, 2020.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 10, 2020, NYMEX posted oil prices were approximately $49.59 per barrel, which compared to the average posted price of $55.85 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 10, 2020, NYMEX posted gas prices were $1.85 per million British thermal units. The use of such price, as compared to the average posted price of $2.62 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

At February 19, 2020, there were 14,579,345 Units outstanding and approximately 1,019 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Years Ended December 31	2019	2018	2017	2016	2015
Royalty Income	$46,726,948	$52,386,070	$37,162,911	$30,022,292	$48,386,010
Distributable Income	44,035,987	49,929,702	34,729,057	27,475,994	45,964,673
Distributable Income per Unit	3.02	3.42	2.38	1.88	3.15
Total Assets at Year End	6,911,788	9,464,382	5,330,266	5,234,447	6,113,447
Distributions per Unit	3.02	3.35	2.37	1.93	3.11

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2017, 2018, and 2019.

Royalty income during 2019 decreased approximately $5,659,000, or 10.8 percent, compared to 2018 royalty income, which had increased approximately $15,223,000, or 41.0 percent, from 2017 royalty income.

Revenues generated by sales of oil and gas decreased in 2019 from 2018 as a result of decreased oil and gas prices ($8.0 million); offset somewhat by higher natural gas and oil production volumes ($1.2 million), and lower expenses, taxes and revenue due others ($1.1 million).

Gas volumes increased from 7,138,837 thousand cubic feet (“Mcf”) in 2018 to 7,516,325 Mcf in 2019 after increasing from 5,681,137 Mcf in 2017. The average price per Mcf of gas received by the Trust decreased from $2.67 in 2018 to $2.27 in 2019 after decreasing from $2.95 in 2017. A warmer-than-normal summer and colder weather late in the year led to gas prices increasing somewhat in 2017. Prices continued to stay somewhat higher during the first half of 2018, but an active hurricane season on the east coast and in the Gulf of Mexico led to decreased demand and, consequently, lower prices for the second half of 2018. Continued robust production in the U.S. led to sustained high inventories which kept the price of natural gas low throughout 2019.

Oil volumes sold increased to 697,089 barrels (“Bbls”) in 2019 from 689,799 Bbls in 2018 after increasing from 553,558 Bbls in 2017. The average sales price of oil decreased to $51.44 per Bbl in 2019, from $58.91 per Bbl in 2018 after increasing from $46.81 per Bbl in 2017. This increase in the price of oil in 2017 was caused by the economy stabilizing and the industrial increase in demand. In 2018, oil prices remained on a mostly upward trend. Beginning with the fourth quarter of 2018, however, oil prices decreased significantly. The downward pressure on oil prices continued in 2019 due mainly to the shale oil production boom that continues. Geopolitical tensions in the Middle East during the latter part of 2019 only caused a temporary increase in oil prices.

Interest income was approximately $166,000 in 2019, which had increased from approximately $142,000 in 2018, which had increased from approximately $41,000 in 2017. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $2,857,000 in 2019 from approximately $2,599,000 in 2018 due mainly to increases in Escrow Agent/Trustee fees of approximately $162,000; legal and professional expenses of approximately $71,500; and revenue processing services of approximately $47,300. These increases were offset somewhat by a decrease in Unit holder and printing expenses of approximately $22,200.

General and administrative expenses increased to approximately $2,599,000 in 2018 from approximately $2,474,000 in 2017 due mainly to increases in Escrow Agent/Trustee fees of approximately $74,600; legal and professional expenses of approximately $24,700; printing and Unit holder information services of approximately $18,700; and revenue processing services of approximately $7,400.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In January 2019, the Trust received refunds of $309,879 (tax year 2015) from the State of Oklahoma and $140,474 (tax year 2015) from the State of New Mexico. In March 2019, the Trust received a refund of $334,624 (tax year 2017) from the State of Oklahoma. In December 2019, the Trust received a refund of $86,535 from the State of New Mexico (tax year 2017). In July 2017, the Trust received a refund of $288,521 (tax year 2016) from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 (tax year 2016) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s February 2019, April 2019, January 2020, August 2017 and September 2017 distributions, respectively.

The Trust did file tax returns for 2017 and 2018 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2019 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Trust Balance Sheet	0	0	0	0	0

Total	0	0	0	0	0

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

1. Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America:

•

Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by either the escrow agent or the Trust, pending verification of ownership and title.

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

2. Revenue Recognition

Revenues from royalty interests are recognized in the period in which amounts are received and verified by the Trust or escrow agent. Royalty income received by the Trust or escrow agent in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year and from oil produced for the twelve-month period ended October 31st in the same calendar year.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2019.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2017 and 2019. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2019	$51.44	$2.27
2018	58.91	2.67
2017	46.81	2.95

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2019 and 2018, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2019 and 2018, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

As described in Note 2 to the financial statements, these financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2016.

Dallas, Texas

March 2, 2020

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2019	2018
Assets
Cash and short-term investments	$6,725,823	$9,250,494
Royalty interests in oil and gas properties less accumulated amortization of $22,209,220 (2019) and $22,181,297 (2018)	185,965	213,888

Total	$6,911,788	$9,464,382

Liabilities and Trust Corpus
Trust expenses payable	$175,843	$165,216
Other payables (Note 4)	1,088,182	3,632,901

Total liabilities	1,264,025	3,798,117
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	5,647,763	5,666,265

Total	$6,911,788	$9,464,382

Statements of Distributable Income

	Year Ended December 31,
	2019	2018	2017
Royalty Income	$46,726,948	$52,386,070	$37,162,911
Interest Income	166,481	142,289	40,514

Total	46,893,429	52,528,359	37,203,425
General and administrative expenses (Note 6)	2,857,442	2,598,657	2,474,368

Distributable income	$44,035,987	$49,929,702	$34,729,057

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.02	$3.42	$2.38

Statements of Changes in Trust Corpus

	2019	2018	2017
Trust corpus, beginning of year	$5,666,265	$4,594,384	$4,423,299
Amortization of royalty interests	(27,923)	(30,717)	(28,685)
Distributable income	44,035,987	49,929,702	34,729,057
Distributions to unit holders (Note 3)	(44,026,566)	(48,827,104)	(34,529,287)

Trust corpus, end of year	$5,647,763	$5,666,265	$4,594,384

Distributions per unit (Note 3)	$3.02	$3.35	$2.37

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Accounting Policies

Basis of Accounting

The financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America:

•

Royalty income, net of severance and ad valorem taxes, and interest income are recognized in the month in which amounts are received by either the escrow agent or the Trust, pending verification of ownership and title (see Note 1).

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

Revenue Recognition

Revenues from royalty interests are recognized in the period in which amounts are received and verified by the Trust or escrow agent. Royalty income received by the Trust or escrow agent in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year and from oil produced for the twelve-month period ended October 31st in the same calendar year.

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2019.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2019.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In January 2019, the Trust received refunds of $309,879 (tax year 2015) from the State of Oklahoma and $140,474 (tax year 2015) from the State of New Mexico. In March 2019, the Trust received a refund of $334,624 (tax year 2017) from the State of Oklahoma. In December 2019, the Trust received a refund of $86,535 from the State of New Mexico (tax year 2017). In July 2017, the Trust received a refund of $288,521 (tax year 2016) from the State of Oklahoma and in August 2017, the Trust received a refund of $88,225 (tax year 2016) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust’s February 2019, April 2019, January 2020, August 2017 and September 2017 distributions, respectively.

The Trust did file tax returns for 2017 and 2018 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2019 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2019	2018
Royalty receipts in suspense pending verification of ownership interest or title	$1,088,182	$3,632,901

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Subsequent Events

Distributions

Subsequent to December 31, 2019, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 3, 2020	January 15, 2020	January 29, 2020	$0.303290
February 6, 2020	February 18, 2020	February 28, 2020	$0.218910

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2019	2018	2017
Trustee’s fee	$431,548	$391,039	$372,390
Escrow agent fee paid to Trustee	1,294,648	1,173,117	1,117,169
Professional fees	470,287	388,547	401,634
Unit holders’ services fees	354,756	374,738	352,136
Other	306,203	271,216	231,039

Total General and Administrative Expenses	2,857,442	2,598,657	2,474,368

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2019 and 2018 (in thousands, except per Unit amounts):

2019	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,693	$12,848	$0.88
Second Quarter	10,452	9,942	0.68
Third Quarter	11,112	10,336	0.71
Fourth Quarter	11,470	10,910	0.75

	$46,727	$44,036	$3.02

2018	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$10,750	$9,932	$0.68
Second Quarter	13,139	12,544	0.86
Third Quarter	11,857	11,321	0.78
Fourth Quarter	16,640	16,132	1.10

	$52,386	$49,929	$3.42

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2017	6,020	35,617
Revisions of previous statements	1,100	4,976
Production	(409)	(4,038)

December 31, 2017	6,711	36,555
Revisions of previous statements	961	2,997
Production	(418)	(4,282)

December 31, 2018	7,254	35,270
Revisions of previous statements	355	4,524
Production	(546)	(4,373)

December 31, 2019	7,063	35,421

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2017	4,298	1,702	32,845
December 31, 2017	4,806	1,884	34,250
December 31, 2018	5,097	2,157	35,270
December 31, 2019	5,170	1,893	35,421

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($55.85 per bbl and $2.62 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $51.71 per barrel of oil, $16.77 per barrel of NGL, and $2.11 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2019	2018	2017
Future net cash inflows	$322,126	$396,770	$319,703
Discount of future net cash flows @ 10%	(163,416)	(206,444)	(163,403)

Standardized measure of discounted future net cash inflows	$158,710	$190,326	$156,300

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2019, 2018 and, 2017 is as follows (in thousands):

	2019	2018	2017
Standardized measure of discounted future net cash flows, January 1,	$190,326	$156,300	$121,084
Royalty income, net of severance and ad valorem taxes	(46,727)	(52,386)	(37,163)
Changes in prices, net of related costs	(33,738)	28,970	27,387
Revisions of previous estimates and other	29,816	41,812	32,884
Accretion of discount	19,033	15,630	12,108

Standardized measure of discounted future net cash flows, December 31,	$158,710	$190,326	$156,300

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 10, 2020, NYMEX posted oil prices were approximately $49.59 per barrel, which compared to the average posted price of $55.85 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 10, 2020, NYMEX posted gas prices were $1.85 per million British thermal units. The use of such price, as compared to the average posted price of $2.62 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

9. State Taxes

Texas does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the day-to-day operations of the Trust, which is Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019. The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities, and trust corpus as of December 31, 2019, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2019, has issued an attestation report on the Trust’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2019 and 2018 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 24, 2020, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2019 and 2018 are:

	2019	2018
Audit fees: Deloitte & Touche LLP(1)	$0	$3,250
Audit fees - Weaver and Tidwell, L.L.P.	$135,000	$118,000
Audit-related fees: Deloitte & Touche LLP	$0	$0
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$30,850	$29,360
All other fees(2)	$11,902	$10,986

(1)	Deloitte & Touche LLP served as the Trust’s independent public accounting firm through June 1, 2016, and was replaced by Weaver and Tidwell, L.L.P. effective on that date.
(2)

BKD was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent” report, as per the Trust agreement, which is filed as Exhibit 99 to this Form 10-K.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2019 and 2018

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2019

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2019

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee. (P)

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Simmons Bank, Trustee of Sabine Royalty Trust, dated March 2, 2019 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99)		–	Report dated February 14, 2020 of the special purpose statement of Fees and Expenses paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SIMMONS BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 2, 2020

(The Registrant has no directors or executive officers.)