Form 10-Q
period 2020-03-31
SABINE ROYALTY TRUST
filed 2020-05-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 7, 2020: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2019 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2020, and the distributable income and the changes in trust corpus for the three-month period ended March 31, 2020 and 2019, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of March 31, 2020, and for the three-month period ended March 31, 2020 and 2019, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of March 31, 2020, and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed interim financial statements”). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2019, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March, 2, 2020 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2019, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus which it has been derived.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 7, 2020

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2020 (UNAUDITED)	December 31, 2019
Assets
Cash and short-term investments		$8,363,732	$6,725,823
Royalty interests in oil and gas properties (less accumulated amortization of $22,216,256 and $22,209,220 at March 31, 2020 and December 31, 2019)		178,929	185,965

TOTAL		$8,542,661	$6,911,788

Liabilities and Trust Corpus
Trust expenses payable	4	$302,816	$175,843
Other payables	4	3,256,320	1,088,182

		3,559,136	1,264,025

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,983,525	5,647,763

TOTAL		$8,542,661	$6,911,788

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2020	2019
Royalty Income		$11,287,740	$13,692,528
Interest Income		23,625	49,237

Total		11,311,365	13,741,765
General and administrative expenses		(906,342)	(893,359)

Distributable Income		$10,405,023	$12,848,406

Distributable Income per unit (14,579,345 units)	1,3,5	$.71	$.88

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2020	2019
Trust corpus, beginning of period		$5,647,763	$5,666,265
Amortization of royalty interests		(7,036)	(8,099)
Distributable income		10,405,023	12,848,406
Distributions	3	(11,062,225)	(12,134,098)

Trust corpus, end of period		$4,983,525	$6,372,474

Distributions per unit (14,579,345 units)	3	$.76	$.83

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 3, 2020	April 15, 2020	April 29, 2020	$0.258220

May 5, 2020	May 15, 2020	May 29, 2020	$0.151710

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2020.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts, each of which are discussed below under “Item 1A—Risk Factors”. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Although we cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, gas royalty income for a given period generally relates to production three months prior to the period and crude oil royalty income for a given period generally relates to production two months prior to the period and will generally approximate current market prices in the geographic region of the production at the time of production. When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Royalty Properties is reduced. Second, exploration and development activity by operators on the Royalty Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to Unit holders.

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2020 was $10,405,023, or $0.71 per unit. Royalty income for the three months ended March 31, 2020 amounted to $11,287,740 while interest income was $23,625. General and administrative expenses totaled $906,342 for the three months ended March 31, 2020.

Distributions during the period were $0.303290, $0.218910, and $0.236560 per Unit payable to Unit holders of record on January 15, February 18, and March 16, 2020, respectively.

Royalty income for the quarter ended March 31, 2020 decreased approximately $2,405,000 or 18% compared with the first quarter of 2019. This decrease was primarily the result of lower prices for natural gas ($2.0 million), lower production for oil ($1.4 million) and the absence of the state withholding tax refunds from Oklahoma and New Mexico ($0.8 million). These decreases were offset somewhat by an increase in the price of oil ($1.4 million), higher production for natural gas ($0.2 million), and lower taxes ($0.2 million).

Compared to the preceding quarter ended December 31, 2019, royalty income decreased approximately $182,000 or 2%, due mainly to a decrease in the production of both oil and natural gas ($2.7 million). This decrease was offset somewhat by the timing of payment of ad valorem taxes in the fourth quarter of 2019 ($1.5 million), higher prices for both oil and natural gas ($0.9 million), and lower taxes and operating expenses ($0.1 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2020	March 31, 2019	December 31, 2019
Production
Oil (Bbls)	153,638	179,016	199,254
Gas (Mcfs)	2,021,572	1,909,586	2,085,318
Average Price
Oil (per Bbl)	$56.85	$49.07	$52.44
Gas (per Mcf)	$1.97	$3.00	$1.95

Gas royalty income received for the three months ended March 31, 2020, related primarily to production for October through December 2019. The average price of gas reported by the Henry Hub for the same time period was $2.15 per Mcf. The average price of gas for the Henry Hub was $1.71 per Mcf for January through March 2020. Oil royalty income for the three months ended March 31, 2020 related primarily to production for November 2109 through January 2020. The average price of oil as reported by NYMEX for that time period was $58.16 per barrel. The average price of oil was $45.54 per barrel for January through March 2020. As of April 27, 2020, the average price of gas for the Henry Hub was $1.51 per Mcf and the average price of oil reported by NYMEX was $12.17 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2020 decreased $25,600 compared with the first quarter of 2019. Compared to the preceding quarter ended December 31, 2019, interest income decreased $7,200. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2020 increased by approximately $13,000 compared to the same quarter of 2019 primarily due to increases in Escrow Agent/Trustee fees of approximately $22,200, printing and unitholder fees of approximately $9,100 and an increase in the New York Stock Exchange listing fee of $3,000. These increases were offset somewhat by a decrease in legal and professional fees of approximately $21,200.

Compared to the previous quarter ended December 31, 2019, general and administrative expenses increased approximately $315,100 primarily to increases due to the timing of payment of legal and professional fees of approximately $191,800, the timing of payment of the New York Stock Exchange listing fee of $71,000 and the timing of payment of printing and unitholder services of approximately $51,800.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2020.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic, are likely adversely affecting the business and operations of the operators of the royalty properties, which in turn could have an adverse effect on trust distributions.

The business of the operators of the royalty properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact. As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. We are experiencing a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to an oversupply of crude oil driven by a dispute between members of OPEC and Russia over production cuts. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have recently been introduced throughout the U.S. and the world, which may impact our operators’ production activities, and the length of time such measures are in place may further adversely affect us. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the item listed above, no material change to such risk factors has occurred during the three months ended March 31, 2020.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 7, 2020

(The Trust has no directors or executive officers.)