Form 10-Q
period 2020-09-30
SABINE ROYALTY TRUST
filed 2020-11-06
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 6, 2020: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2019 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2020, and the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

The condensed financial statements as of September 30, 2020, and for the three-month and nine-month periods ended September 30, 2020 and 2019, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of September 30, 2020, and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 6, 2020

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2020 (UNAUDITED)	December 31, 2019
Assets
Cash and short-term investments		$4,748,968	$6,725,823
Royalty interests in oil and gas properties (less accumulated amortization of $22,231,321 and $22,209,220 at September 30, 2020 and December 31, 2019)		163,864	185,965

TOTAL		$4,912,832	$6,911,788

Liabilities and Trust Corpus
Trust expenses payable	4	$193,095	$175,843
Other payables	4	459,946	1,088,182

		653,041	1,264,025

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		4,259,791	5,647,763

TOTAL		$4,912,832	$6,911,788

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2020	2019
Royalty Income		$8,247,775	$11,112,450
Interest Income		1,456	41,642

Total		8,249,231	11,154,092
General and administrative expenses		(796,230)	(817,854)

Distributable Income		$7,453,001	$10,336,238

Distributable Income per unit (14,579,345 units)	1,3,5	$.51	$.71

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2020	2019
Royalty Income		$29,473,312	$35,256,790
Interest Income		29,253	135,631

Total		29,502,565	35,392,421
General and administrative expenses		(2,342,779)	(2,266,183)

Distributable Income		$27,159,786	$33,126,238

Distributable Income per unit (14,579,345 units)	1,3,5	$1.86	$2.27

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2020	2019
Trust corpus, beginning of period		$6,033,316	$3,810,416
Amortization of royalty interests		(7,422)	(8,176)
Distributable income		7,453,001	10,336,238
Distributions	3	(9,219,104)	(9,426,131)

Trust corpus, end of period		$4,259,791	$4,712,347

Distributions per unit (14,579,345 units)	3	$.63	$.65

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2020	2019
Trust corpus, beginning of period		$5,647,763	$5,666,265
Amortization of royalty interests		(22,101)	(22,802)
Distributable income		27,159,786	33,126,238
Distributions	3	(28,525,657)	(34,057,354)

Trust corpus, end of period		$4,259,791	$4,712,347

Distributions per unit (14,579,345 units)	3	$1.96	$2.34

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

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have reached unprecedented lows and been unusually volatile in recent history, the Trustee increased the expense reserve $150,000 to an aggregate of $250,000 in the nine months ended September 30, 2020. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 5, 2020	October 15, 2020	October 29, 2020	$0.195890

November 5, 2020	November 16, 2020	November 30, 2020	$0.120140

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2020.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts, each of which are discussed below under “Item 1A—Risk Factors”. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. As of November 2, 2020, the price of oil was $36.60 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2020 was $7,453,001, or $0.51 per unit. Royalty income for the three months ended September 30, 2020 amounted to $8,247,775 while interest income was $1,456. General and administrative expenses totaled $796,230 for the three months ended September 30, 2020.

Distributions during the period were $0.327320, $0.101730, and $0.203290 per Unit payable to Unit holders of record on July 15, August 17, and September 15, 2020, respectively.

Royalty income for the quarter ended September 30, 2020 decreased approximately $2,865,000 or 26% compared with the third quarter of 2019. This decrease was primarily the result of lower prices for both oil and natural gas ($3.8 million); along with a decrease in the production of natural gas ($0.1 million). These decreases were offset somewhat by higher production for oil ($1.1 million).

Compared to the preceding quarter ended June 30, 2020, royalty income decreased approximately $1,690,000 or 17%, due mainly to a decrease in the price of both oil and natural gas ($1.8 million) and a decrease in the production of natural gas ($0.2 million). These decreases were offset somewhat by an increase in the production of oil ($0.3 million).

Royalty income for the nine months ended September 30, 2020 decreased $5,783,000 or 16% compared with the same time period in 2019. This decrease was due mainly to lower natural gas and oil prices ($7.9 million) and an increase in operating expenses ($1.1 million). These decreases were tempered somewhat by an increase in the production of both natural gas and oil ($2.9 million) and a decrease in production taxes ($0.3 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2020	September 30, 2019	June 30, 2020
Production
Oil (Bbls)	199,066	167,167	191,252
Gas (Mcfs)	1,910,574	2,008,951	2,049,830
Average Price
Oil (per Bbl)	$33.46	$52.76	$41.33
Gas (per Mcf)	$1.48	$1.76	$1.61

	Nine-Months Ended
	September 30, 2020	September 30, 2019
Production
Oil (Bbls)	543,956	497,835
Gas (Mcfs)	5,981,976	5,413,173
Average Price
Oil (per Bbl)	$42.83	$51.04
Gas (per Mcf)	$1.69	$2.40

Gas royalty income received for the three months ended September 30, 2020, related primarily to production for April through June 2020. The average price of gas reported by the Henry Hub for the same time period was $1.53 per Mcf. The average price of gas for the Henry Hub was $1.70 per Mcf for January through September 2020. Oil royalty income for the three months ended September 30, 2020 related primarily to production for May through July 2020. The average price of oil as reported by NYMEX for that time period was $36.09 per barrel. The average price of oil was $38.04 per barrel for January through September 2020. As of November 2, 2020, the average price of gas for the Henry Hub was $2.73 per Mcf and the average price of oil reported by NYMEX was $36.60 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2020 decreased approximately $40,200 compared with the third quarter of 2019. Compared to the preceding quarter ended June 30, 2020, interest income decreased $2,700. Interest income for the nine months ended September 30, 2020 decreased approximately $106,400 over the same time period in 2019. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2020 decreased by approximately $21,600 compared to the same quarter of 2019 primarily due a decrease in printing and unitholder services of approximately $56,300 and a decrease in Trustee/Escrow Agent fees of approximately $55,400. These decreases were offset somewhat by an increase in legal and professional services of approximately $89,900.

Compared to the previous quarter ended June 30, 2020, general and administrative expenses increased approximately $156,000 primarily due to increases due to the timing of payment of legal and professional services of approximately $154,000 and an increase in Escrow Agent/Trustee fees of approximately $81,500. These increases were offset somewhat by a decrease in printing and unitholder services of approximately $79,700.

Administrative expenses increased approximately $76,600 for the nine months ended September 30, 2020 compared to the same time period in 2019 due primarily to an increase in legal and professional services of approximately $99,300 along with an increase in printing and unitholder services of approximately $22,200. These increases were tempered by a decrease in Trustee/Escrow Agent fees of approximately $44,600.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2020.

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

The business of the operators of the royalty properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. We are experiencing a continued decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are still negatively impacted as economic activity remains curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced and re-introduced throughout the U.S. and the world, which continue to impact our operators’ production activities, and the length of time such measures are in place may further adversely affect trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry continues to be uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the item listed above, no material change to such risk factors has occurred during the three and nine months ended September 30, 2020.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 6, 2020

(The Trust has no directors or executive officers.)