Form 10-K
period 2020-12-31
SABINE ROYALTY TRUST
filed 2021-03-26
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $404 million.

At March 26, 2021, there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2020 were $3,057,247 of which, pursuant to the terms of the Trust Agreement, $427,090 was paid to Simmons Bank, as Trustee, and $1,281,263 was paid to Simmons Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 26, 2021, there were 14,579,345 Units outstanding.

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

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. For tax years beginning before January 1, 2018 and after December 31, 2025, these expenses, which are different from a Unit holder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2% of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017 and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

The foregoing summary is not exhaustive and does not purport to be complete. Many other provisions of the federal tax laws may affect individual Unit holders. Each Unit holder should consult his or her personal tax advisor with respect to the effects of his or her ownership of Units on his or her personal tax situation.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting construction, drilling, production, or underground injection activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release and associated remediation of materials in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; or otherwise relating to the protection of the environment or human health and safety should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, and comparable state laws impose liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been or may be disposed or released on, under, or from the Royalty Properties by the current or previous operators or may have been disposed offsite of the Royalty Properties. Federal, state and local laws and regulations applicable to oil and gas-related wastes and properties have generally become more stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory, ongoing monitoring or remedial obligations; and/or the issuance of injunctions limiting or preventing some or all of the operations. These laws may require not only removal or remediation of current releases of such materials, but also of previously disposed wastes or property contamination at a drill site or a waste disposal facility, regardless of whether the current owners or operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time of the release or disposal.

For example, the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) and analogous state laws regulate the management and disposal of solid and hazardous waste. Although some wastes associated with the exploration and production of oil and natural gas are exempted from hazardous waste regulation under RCRA, this exemption is subject to being limited or lost, and the loss of this exemption would result in more stringent regulation of these types of waste. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In addition, in the ordinary course of operation of the Royalty Properties, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling, which emphasized that only a subset of discharges to groundwater that ultimately reach waters of the U.S. are considered the “functional equivalent” of a direct discharge. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur, or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities. Damages, including natural resources damages, and criminal penalties for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials may be sought. Recently, The Trump administration promulgated a rule in January 2021 that formalized a December 2017 Department of Interior (“DOI”) interpretation of the MBTA as applying only to the intentional killing of birds and not to the accidental but preventable killing of protected birds that occurs as the result of otherwise lawful activities. However, the DOI under the Biden administration has since delayed the effective date of the January 2021 rule, re-opened the rule for public comment, and permanently revoked and withdrawn the underlying December 2017 DOI interpretation, citing a federal district court’s opinion in Natural Resources Defense Council v. U.S. Dep’t of the Interior, 478 F. Supp. 3d, 469 (S.D.N.Y. 2020), that the underlying December 2017 DOI interpretation was in clear conflict with long-standing interpretation of the MBTA, and the Second Circuit’s subsequent dismissal of the appeal of the district court’s decision.

Water Discharges.    The CWA and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances, into regulated waters, including some wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of dredge or fill material, the United States Army Corps of Engineers. Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS”) has recently been in flux due to recent rulemaking and associated litigation concerning the WOTUS definition.

For example, in May 2015, EPA and the U.S. Army Corps of Engineers jointly announced a final rule which would have made additional waters expressly Waters of the United States and therefore subject to the jurisdiction of the CWA, rather than subject to a case-specific evaluation. However, as the result of litigation over the rule, and over EPA’s subsequent attempts to repeal and delay implementation of the rule, the 2015 WOTUS definition only became effective in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued.

Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States,” which became effective on June 22, 2020. The rule narrows the definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to other traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District Court for the District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. However, on March 2, 2021, the Tenth Circuit reversed the stay and remanded the case back to the district court for further proceedings. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

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

Climate Change/Hydraulic Fracturing. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and in one of the first acts of his presidency, President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”)

reduction targets; and creating a “carbon-neutral” world by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the US power sector climate neutral by 2035. Due to factors such as environmental concerns and increased competition from renewables, the International Energy Agency (“IEA”) estimates that natural gas demand in established markets such as the U.S. and the European Union will begin to deteriorate by the mid-2020s, and oil demand will plateau after 2030. Notwithstanding potential risks related to climate change, the IEA estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.

The EPA has issued greenhouse gas monitoring and reporting regulations. Under those rules, since 2012, annual reporting of greenhouse gases has been required for persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding GHG pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule required that, since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance Standards (“NSPS”) Subpart OOOO, also apply to storage tanks, natural gas wells, and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other things, these new rules apply green completion requirements to newly fractured and re-fractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the NSPS Subpart OOOOa requirements, including reducing the required frequency of fugitive emissions monitoring at well site and compressor stations. Most recently, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time as a result of these challenges and current uncertainty regarding how the standards may be altered under the administration of recently elected U.S. President Biden. Accordingly, the ultimate scope of these regulations remains uncertain.

In addition, on January 19, 2021, the D.C. Circuit vacated former president Trump’s administration’s Affordable Clean Energy rule, which had interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The decision remanded the rule back to the agency, and leaves the door open for the EPA under President Biden’s administration to adopt more stringent rules on fossil fuel-fired power plants, as well as other measures to reduce GHG emissions associated with power generation and incentivize low-carbon emitting power generation sources. Adoption of such rules that either place additional limits on GHG emissions from fossil fuel-fired power plants or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

In November 2016, the U.S. Department of Interior Bureau of Land Management (“BLM”) published a final version of its venting and flaring rule, which imposes stricter reporting obligations and limits venting and flaring of natural gas on federal and Indian lands; however, before it could take effect, the majority of the rule was struck down by the District Court of Wyoming on October 8, 2020. This ruling is currently being appealed and, thus, the future of the rule is uncertain.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could increase operational costs and make it more difficult for companies, including the companies that operate the Royalty Properties, to secure funding for exploration and production activities.

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

On March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. In March 2020, the Northern District of California issued a ruling in favor of the BLM, and this ruling is currently being appealed. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

Prices

Oil

The Trust's average per barrel oil price decreased from $51.44 in 2019 to $41.63 in 2020. The Trustee believes that the reduced demand on fuel supplies caused by lockdowns due to the COVID-19 pandemic caused the price of oil to decrease dramatically in the first nine months of 2020. During the last quarter of 2020, pandemic restrictions were beginning to ease and people started to resume a more normal level of activity outside their homes. Consequently, the price of oil began to recover at this time.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2020 on natural gas volumes sold of $1.70 per Mcf represented a decrease from the $2.27 per Mcf received in 2019, due largely to reduced demand from consumers as well as manufacturers because of the COVID-19 pandemic. The last quarter of 2020 saw gas prices begin to increase, as the lockdowns that had been in place for most of the year were eased somewhat.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, including the COVID-19 pandemic;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit holder’s allocable share of certain income from the Trust. The TCJA is complex and lacks administrative guidance, thus, Trust Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, President Biden’s administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit holders.

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

The business of the operators of the Royalty Properties is likely being adversely affected by the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry has experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced and re-introduced throughout the U.S. and the world, which continue to impact our operators’ production activities, and the length of time such measures are in place may further adversely affect Trust distributions. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, plus our operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry continues to be uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2020, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2020.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2021 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 70 years. Dilhan Ilk, Senior Vice President with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Dr. Ilk’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 23, 2021

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of January 1, 2021, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 23, 2021. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Simmons Bank acts as trustee of the Trust. Simmons Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2021. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2020. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

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

Estimates of reserves and revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Information used in the preparation of this report was obtained on behalf of the Trust from Simmons Bank and from public sources. Additionally, this information includes data supplied by IHS Markit Inc; Copyright 2021 IHS Markit Inc. In the preparation of this report we have relied, without independent verification, upon information furnished by Simmons Bank with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

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

Data provided by the Trust from wells drilled through December 31, 2020, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2020. Estimated cumulative production, as of January 1, 2021, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

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

Gas quantities estimated herein are expressed as sales gas. Sales gas is defined as the total gas to be produced from the reservoirs, measured at the point of delivery, after reduction for fuel usage, flare, and shrinkage resulting from field separation and processing. Gas reserves estimated herein are reported as sales gas. Gas quantities are expressed at a temperature base of 60 degrees Fahrenheit (°F) and at the pressure base of the state in which the quantities are located. Gas quantities included in this report are expressed in millions of cubic feet (MMcf).

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 46 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Simmons Bank. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $39.54 per barrel were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $36.88 per barrel of oil and condensate and $13.36 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $2.03 per million Btu were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. Btu factors provided by Simmons Bank were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $1.615 per thousand cubic feet of gas.

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

Summary of Conclusions

The estimated net proved developed producing reserves, as of January 1, 2021, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of January 1, 2021
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	47	4	51	0
Louisiana	29	1	30	166
Mississippi	64	0	64	477
New Mexico	226	119	345	1,345
Oklahoma	632	85	717	10,804
Texas	3,986	1,137	5,123	27,093

Total	4,984	1,346	6,330	39,885

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of January 1, 2021, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	266,207
Production Taxes	13,715
Ad Valorem Taxes	9,806
Transportation Expenses	13,254
Future Net Revenue	229,432
Present Worth at 10 Percent	120,769
Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2021, estimated reserves.

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

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

\s\ Dilhan Ilk
P.E.Dilhan Ilk, P.E.
Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am a Senior Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Simmons Bank dated February 23, 2021, and that I, as Senior Vice President, was responsible for the preparation of this report of third party.

2.

That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 10 years of experience in oil and gas reservoir studies and reserves evaluations.

\s\ Dilhan Ilk
P.E.Dilhan Ilk, P.E.
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2021 will be approximately $3,200,000.

The present value of future net revenue of the Trust's proved developed reserves decreased from $158,709,976 at January 1, 2020 to $120,769,475 at January 1, 2021. This decrease resulted primarily from the commodity prices used in the calculation of such amount, from an average price of $51.71 per barrel of oil, $16.77 per barrel of NGL and $2.106 per Mcf of gas at January 1, 2020 to an average price of $36.88 per barrel of oil, $13.36 per barrel of NGL and $1.615 per Mcf of gas at January 1, 2021.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 8, 2021, NYMEX posted oil prices were approximately $65.03 per barrel, which compared to the average posted price of $39.54 per barrel, used to calculate the worth of future net revenue of the Trust's proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of March 8, 2021, NYMEX posted gas prices were $2.67 per million British thermal units. The use of such price, as compared to the average posted price of $2.03 per million British thermal units, used to calculate the future net revenue for the Trust's proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

At March 1, 2021, there were 14,579,345 Units outstanding and approximately 988 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

Not required for smaller reporting companies; the Trust has elected to omit this information.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2018, 2019, and 2020.

Royalty income during 2020 decreased approximately $10,394,000, or 22.2 percent, compared to 2019 royalty income, which had decreased approximately $5,659,000, or 10.8 percent, from 2018 royalty income.

Revenues generated by sales of oil and gas decreased in 2020 from 2019 as a result of decreased oil and gas prices ($11.1 million) and higher operating expenses ($1.0 million); offset somewhat by higher natural gas and oil production volumes ($1.0 million) and lower taxes ($0.8 million).

Gas volumes increased from 7,516,325 thousand cubic feet ("Mcf") in 2019 to 8,015,576 Mcf in 2020 after increasing from 7,138,837 Mcf in 2018. The average price per Mcf of gas received by the Trust decreased from $2.27 in 2019 to $1.70 in 2020 after decreasing from $2.67 in 2018. A warmer-than-normal summer in 2018 contributed to higher gas prices during the first half of the year, but an active hurricane season on the east coast and in the Gulf of Mexico led to decreased demand and, consequently, lower prices for the second half of 2018. Continued robust production in the U.S. led to sustained high inventories which kept the price of natural gas low throughout 2019. The COVID-19 pandemic that hit in March 2020 and the subsequent sharp decrease in demand due to lockdowns worldwide caused the price of natural gas to decrease significantly. The restrictions in activity through the rest of 2020 and the economic uncertainty that went with it continued to put pressure on natural gas prices.

Oil volumes sold increased to 700,177 barrels ("Bbls") in 2020 from 697,089 Bbls in 2019 after increasing from 689,799 Bbls in 2018. The average sales price of oil decreased to $41.63 per Bbl in 2020, from $51.44 per Bbl in 2019 after decreasing from $58.91 per Bbl in 2018. The price of oil in 2018 was affected by continued economic stability and industrial increase in demand. Beginning with the fourth quarter of 2018, however, oil prices decreased significantly. The downward pressure on oil prices continued in 2019 due mainly to the shale oil production boom that continues. Geopolitical tensions in the Middle East during the latter part of 2019 caused an increase in oil prices, however short-lived that increase was. For the first two months of 2020, oil prices stayed at higher levels until COVID-19 was discovered in the U.S. in March. The subsequent lockdowns led to a steep decrease in demand, causing the spot price of oil briefly to go negative. The price of oil recovered somewhat in the third and fourth quarters of 2020 as restrictions began to ease.

Interest income was approximately $31,000 in 2020, which had decreased from approximately $166,000 in 2019, which had increased from approximately $142,000 in 2018. Changes in interest interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $3,057,000 in 2020 from approximately $2,857,000 in 2019. This is due mainly to increases of approximately $145,800 for digitizing certain permanent files of the Trust and an increase in revenue processing of approximately $88,600. These increases were offset somewhat by decreases in Escrow Agent/Trustee fees of approximately $17,800 and professional fees of approximately $12,100.

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

The cash received by the Trust is primarily from purchasers of the Trust's oil and gas production and consists of gross sales of production less applicable severance taxes. In August 2020, the Trust received a refund of $122,556 (tax year 2018) from the State of New Mexico. In January 2019, the Trust received refunds of $309,879 (tax year 2015) from the State of Oklahoma and a refund of $140,474 (tax year 2015) from the State of New Mexico. In March 2019, the Trust received a refund of $334,624 (tax year

2017) from the State of Oklahoma. In December 2019, the Trust received a refund of $86,535 (tax year 2017) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust's September 2020, February 2019, April 2019 and January 2020 distributions, respectively.

The Trust did file tax returns for 2018 and 2019 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2020 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

Contractual Obligations

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt Obligations.	0	0	0	0	0
Capital Lease Obligations.	0	0	0	0	0
Operating Lease Obligations.	0	0	0	0	0
Purchase Obligations.	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Trust Balance Sheet	0	0	0	0	0

Total.	0	0	0	0	0

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2020.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2018 and 2020. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2020	$41.63	$1.70
2019	51.44	2.27
2018	58.91	2.67

Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business,” certain reserve information and other statements contained in Item 2, “Properties,” certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices (including, without limitation, the domestic and foreign supply of oil and gas and the price of foreign imports, market demand, the price and availability of alternative fuels, the availability of pipeline capacity, instability in oil-producing regions and the effect of governmental regulations or pandemics), the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors”.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2020 and 2019, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2020 and 2019, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2020, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Dallas, Texas

March 26, 2021

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2020	2019
Assets
Cash and short-term investments	$4,792,795	$6,725,823
Royalty interests in oil and gas properties less accumulated amortization of $22,234,457 (2020) and $22,209,220 (2019)	160,728	185,965

Total	$4,953,523	$6,911,788

Liabilities and Trust Corpus
Trust expenses payable	$202,805	$175,843
Other payables (Note 4)	763,154	1,088,182

Total liabilities	965,959	1,264,025
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	3,987,564	5,647,763

Total	$4,953,523	$6,911,788

Statements of Distributable Income

	Year Ended December 31,
	2020	2019	2018
Royalty Income	$36,333,273	$46,726,948	$52,386,070
Interest Income	30,601	166,481	142,289

Total	36,363,874	46,893,429	52,528,359
General and administrative expenses (Note 6)	3,057,247	2,857,442	2,598,657

Distributable income	$33,306,627	$44,035,987	$49,929,702

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$2.28	$3.02	$3.42

Statements of Changes in Trust Corpus

	2020	2019	2018
Trust corpus, beginning of year	$5,647,763	$5,666,265	$4,594,384
Amortization of royalty interests	(25,237)	(27,923)	(30,717)
Distributable income	33,306,627	44,035,987	49,929,702
Distributions to unit holders (Note 3)	(34,941,589)	(44,026,566)	(48,827,104)

Trust corpus, end of year	$3,987,564	$5,647,763	$5,666,265

Distributions per unit (Note 3)	$2.40	$3.02	$3.35

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2020.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2020.

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

The cash received by the Trust is primarily from purchasers of the Trust's oil and gas production and consists of gross sales of production less applicable severance taxes. In August 2020, the Trust received a refund of $122,556 (tax year 2018) from the State of New Mexico. In January 2019, the Trust received refunds of $309,879 (tax year 2015) from the State of Oklahoma and a refund of $140,474 (tax year 2015) from the State of New Mexico. In March 2019, the Trust received a refund of $334,624 (tax year 2017) from the State of Oklahoma. In December 2019, the Trust received a refund of $86,535 (tax year 2017) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of Oklahoma and the State of New Mexico refunded the withheld taxes, and the refunds were included as royalty income in the Trust's September 2020, February 2019, April 2019 and January 2020 distributions, respectively.

The Trust did file tax returns for 2018 and 2019 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2020 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2020	2019
Royalty receipts in suspense pending verification of ownership interest or title	$763,154	$1,088,182

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Subsequent Events

Distributions

Subsequent to December 31, 2020, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2021	January 15, 2021	January 29, 2021	$0.167140
February 4, 2021	February 16, 2021	February 26, 2021	$0.155290
March 5, 2021	March 15, 2021	March 29, 2021	$0.210990

6. General and Administrative Expenses

General and administrative expenses for the years ended Decmeber 31, were as follows:

	2020	2019	2018
Trustee's fee	$427,090	$431,548	$391,039
Escrow agent fee paid to Trustee	1,281,263	1,294,648	1,173,117
Professional fees	458,220	470,287	388,547
Unit holders' services fees	356,021	354,756	374,738
Other	534,653	306,203	271,216

Total General and Administrative Expenses	3,057,247	2,857,442	2,598,657

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2020 and 2019 (in thousands, except per Unit amounts):

2020	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$11,288	$10,405	$0.71
Second Quarter	9,938	9,302	0.64
Third Quarter	8,248	7,453	0.51
Fourth Quarter	6,859	6,147	0.42

	$36,333	$33,307	$2.28

2019	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$13,693	$12,848	$0.88
Second Quarter	10,452	9,942	0.68
Third Quarter	11,112	10,336	0.71
Fourth Quarter	11,470	10,910	0.75

	$46,727	$44,036	$3.02

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2018	6,711	36,555
Revisions of previous statements	961	2,997
Production	(418)	(4,282)

December 31, 2018	7,254	35,270
Revisions of previous statements	355	4,524
Production	(546)	(4,373)

December 31, 2019	7,063	35,421
Revisions of previous statements	60	11,194
Production	(793)	(6,730)

December 31, 2020	6,330	39,885

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2018	4,806	1,884	34,250
December 31, 2018	5,097	2,157	35,270
December 31, 2019	5,170	1,893	35,421
December 31, 2020	4,984	1,346	39,885

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($39.54 per bbl and $2.03 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $36.88 per barrel of oil, $13.36 per barrel of NGL, and $1.62 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2020	2019	2018
Future net cash inflows	$229,431	$322,126	$396,770
Discount of future net cash flows @ 10%	(108,662)	(163,416)	(206,444)

Standardized measure of discounted future net cash inflows	$120,769	$158,710	$190,326

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2020, 2019 and, 2018 is as follows (in thousands):

	2020	2019	2018
Standardized measure of discounted future net cash flows, January 1,	$158,710	$190,326	$156,300
Royalty income, net of severance and ad valorem taxes	(36,333)	(46,727)	(52,386)
Changes in prices, net of related costs	(47,720)	(33,738)	28,970
Revisions of previous estimates and other	30,241	29,816	41,812
Accretion of discount	15,871	19,033	15,630

Standardized measure of discounted future net cash flows, December 31,	$120,769	$158,710	$190,326

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 8, 2021, NYMEX posted oil prices were approximately $65.03 per barrel, which compared to the average posted price of $39.54 per barrel, used to calculate the worth of future net revenue of the Trust's proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of March 8, 2021, NYMEX posted gas prices were $2.67 per million British thermal units. The use of such price, as compared to the average posted price of $2.03 per million British thermal units, used to calculate the future net revenue for the Trust's proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

Unit holders should consult their own tax advisor regarding state tax requirements, if any, applicable to ownership of Trust Units.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 2, 2021, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2020 and 2019 are:

	2020	2019
Audit fees—Weaver and Tidwell, L.L.P.	$115,000	$135,000
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$36,415	$30,850
All other fees(1)	$12,027	$11,902

(1)

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2020 and 2019

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2020

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2020

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee. (P)

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Simmons Bank, Trustee of Sabine Royalty Trust, dated March 26, 2021 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99)		–	Report dated March 17, 2021 of the special purpose statement of Fees and Expenses paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SIMMONS BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 26, 2021

(The Registrant has no directors or executive officers.)