Form 10-Q
period 2021-03-31
SABINE ROYALTY TRUST
filed 2021-05-14
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at May 14, 2021: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2020 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2021, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of March 31, 2021 and the related condensed statements of distributable income and changes in trust corpus for the three-month period ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2020, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 26, 2021 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2020, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 14, 2021

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2021 (UNAUDITED)	December 31, 2020
Assets
Cash and short-term investments		$6,197,559	$4,792,795
Royalty interests in oil and gas properties (less accumulated amortization of $22,240,474 and $22,234,457 at March 31, 2021 and December 31, 2020)		154,711	160,728

TOTAL		$6,352,270	$4,953,523

Liabilities and Trust Corpus
Trust expenses payable	4	$222,619	$202,805
Other payables	4	965,959	763,154

		1,188,578	965,959

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,163,692	3,987,564

TOTAL		$6,352,270	$4,953,523

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2021	2020
Royalty Income		$9,742,684	$11,287,740
Interest Income		1,363	23,625

Total		9,744,047	11,311,365
General and administrative expenses		(784,987)	(906,342)

Distributable Income		$8,959,060	$10,405,023

Distributable Income per unit (14,579,345 units)	1,3,5	$.61	$.71

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2021	2020
Trust corpus, beginning of period		$3,987,564	$5,647,763
Amortization of royalty interests		(6,017)	(7,036)
Distributable income		8,959,060	10,405,023
Distributions	3	(7,776,915)	(11,062,225)

Trust corpus, end of period		$5,163,692	$4,983,525

Distributions per unit (14,579,345 units)	3	$.53	$.76

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

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have reached unprecedented lows and been unusually volatile in recent history, the Trustee increased the expense reserve $150,000 to an aggregate of $550,000 at March 31, 2021. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

April 5, 2021	April 15, 2021	April 29, 2021	$0.237940

May 7, 2021	May 14, 2021	May 28, 2021	$0.251570

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as March 31, 2021.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2020. A combination of these factors resulted in the price of oil to fall below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. As of May 3, 2021, the price of oil was $64.46 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2021 was $8,959,060, or $0.61 per unit. Royalty income for the three months ended March 31, 2021 amounted to $9,742,684 while interest income was $1,363. General and administrative expenses totaled $784,987 for the three months ended March 31, 2021.

Distributions during the period were $0.167140, $0.155290, and $0.210990 per Unit payable to Unit holders of record on January 15, February 16, and March 15, 2021, respectively.

Royalty income for the quarter ended March 31, 2021 decreased approximately $1,545,000 or 14% compared with the first quarter of 2020. This decrease was primarily the result of lower prices for oil ($2.1 million), lower production for oil and natural gas ($0.2 million) and higher operating expenses ($0.1 million). These decreases were offset somewhat by an increase in the price of natural gas ($0.6 million), and lower taxes ($0.2 million).

Compared to the preceding quarter ended December 31, 2020, royalty income increased approximately $2,883,000 or 42%, due mainly to an increase in the price of both oil and natural gas ($2.0 million) along with lower taxes ($1.3 million) due mainly to the timing of payment of ad valorem taxes. These increases to royalty income were offset somewhat by higher operating expenses ($0.1 million), and lower production for both oil and natural gas ($0.4 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	March 31, 2021	March 31, 2020	December 31, 2020
Production
Oil (Bbls)	148,967	153,638	156,221
Gas (Mcfs)	2,021,184	2,021,572	2,042,933
Average Price
Oil (per Bbl)	$43.22	$56.85	$37.45
Gas (per Mcf)	$2.28	$1.97	$1.73

Gas royalty income received for the three months ended March 31, 2021, related primarily to production for October through December 2020. The average price of gas reported by the Henry Hub for the same time period was $2.27 per Mcf. The average price of gas for the Henry Hub was $3.15 per Mcf for January through March 2021. Oil royalty income for the three months ended March 31, 2021 related primarily to production for November 2020 through January 2021. The average price of oil as reported by NYMEX for that time period was $46.68 per barrel. The average price of oil was $58.09 per barrel for January through March 2021. As of May 3, 2021, the average price of gas for the Henry Hub was $2.66 per Mcf and the average price of oil reported by NYMEX was $64.46 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2021 decreased approximately $22,300 compared with the first quarter of 2020. Compared to the preceding quarter ended December 31, 2020, interest income was relatively unchanged, increasing only $15. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2021 decreased by approximately $121,400 compared to the same quarter of 2020 primarily due to decreases in legal and professional fees of approximately $140,500 and the timing of payment of revenue processing fees of approximately $34,300. These decreases were offset somewhat by increases in services for digitizing certain trust files of approximately $30,400, printing and unitholder information services of approximately $18,100 and an increase in Escrow Agent/Trustee fees of approximately $6,800.

Compared to the previous quarter ended December 31, 2020, general and administrative expenses increased approximately $70,100 primarily due to increases in printing and unitholder information services of approximately $76,800 and the timing of payment of the New York Stock Exchange listing fee of $71,000. These increases were offset somewhat by decreases due to the timing of payment of revenue processing fees of approximately $31,000, a decrease in the Escrow Agent/Trustee fees of approximately $24,900 and a decrease due to the timing of the payment of legal and professional fees of approximately $23,000.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No material change to such risk factors has occurred during the three months ended March 31, 2021.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: May 14, 2021

(The Trust has no directors or executive officers.)