Form 10-Q
period 2021-06-30
SABINE ROYALTY TRUST
filed 2021-08-12
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 12, 2021: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2020 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2021, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of June 30, 2021, and for the three-month and six-month periods ended June 30, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of June 30, 2021 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Basis for Review Results

These condensed interim financial statements are the responsibility of the Trustee. We conducted our reviews in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 12, 2021

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2021 (UNAUDITED)	December 31, 2020
Assets
Cash and short-term investments		$7,426,626	$4,792,795
Royalty interests in oil and gas properties (less accumulated amortization of $22,246,396 and $22,234,457 at June 30, 2021 and December 31, 2020)		148,789	160,728

TOTAL		$7,575,415	$4,953,523

Liabilities and Trust Corpus
Trust expenses payable	4	$227,039	$202,805
Other payables	4	1,452,933	763,154

		1,679,972	965,959

Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		5,895,443	3,987,564

TOTAL		$7,575,415	$4,953,523

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2021	2020
Royalty Income		$12,950,456	$9,937,797
Interest Income		1,436	4,172

Total		12,951,892	9,941,969
General and administrative expenses		(792,905)	(640,207)

Distributable Income		$12,158,987	$9,301,762

Distributable Income per unit (14,579,345 units)	1,3,5	$.83	$.64

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2021	2020
Royalty Income		$22,693,140	$21,225,537
Interest Income		2,799	27,797

Total		22,695,939	21,253,334
General and administrative expenses		(1,577,892)	(1,546,549)

Distributable Income		$21,118,047	$19,706,785

Distributable Income per unit (14,579,345 units)	1,3,5	$1.45	$1.35

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2021	2020
Trust corpus, beginning of period		$5,163,692	$4,983,525
Amortization of royalty interests		(5,922)	(7,643)
Distributable income		12,158,987	9,301,762
Distributions	3	(11,421,314)	(8,244,328)

Trust corpus, end of period		$5,895,443	$6,033,316

Distributions per unit (14,579,345 units)	3	$.78	$.57

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2021	2020
Trust corpus, beginning of period		$3,987,564	$5,647,763
Amortization of royalty interests		(11,939)	(14,679)
Distributable income		21,118,047	19,706,785
Distributions	3	(19,198,229)	(19,306,553)

Trust corpus, end of period		$5,895,443	$6,033,316

Distributions per unit (14,579,345 units)	3	$1.32	$1.32

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

Distributable Income per Unit

Basic distributable income per Unit is computed by dividing distributable income by the weighted average number of Units outstanding. Distributable income per Unit assuming dilution is computed by dividing distributable income by the weighted average number of Units and equivalent Units outstanding. The Trust had no equivalent Units outstanding for any period presented. Therefore, basic distributable income per Unit and distributable income per Unit assuming dilution are the same.

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

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have reached unprecedented lows and been unusually volatile in recent history, the Trustee increased the expense reserve $150,000 to an aggregate of $700,000 at June 30, 2021. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 2, 2021	July 15, 2021	July 29, 2021	$0.278250

August 6, 2021	August 16, 2021	August 30, 2021	$0.318130

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2021.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts; however, prices have rebounded in 2021. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2020. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, and recovering the following day to $10.01 per barrel of oil. As of August 2, 2021, the price of oil was $71.31 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2021 was $12,158,987, or $0.83 per unit. Royalty income for the three months ended June 30, 2021 amounted to $12,950,456 while interest income was $1,436. General and administrative expenses totaled $792,905 for the three months ended June 30, 2021.

Distributions during the period were $0.237940, $0.251570, and $0.293880 per Unit payable to Unit holders of record on April 15, May 17, and June 15, 2021, respectively.

Royalty income for the quarter ended June 30, 2021 increased approximately $3,013,000 or 30% compared with the second quarter of 2020. This increase was primarily the result of higher prices for both oil and natural gas ($5.6 million). This increase was offset somewhat by lower production for both oil and natural gas ($2.4 million), and higher taxes and operating expenses ($0.2 million).

Compared to the preceding quarter ended March 31, 2021, royalty income increased approximately $3,208,000 or 33%, due mainly to an increase in the price of both oil and natural gas ($3.5 million), along with an increase in the production of oil ($0.1 million). These increases were offset somewhat by a decrease in the production of natural gas ($0.2 million) and a decrease in taxes and operating expenses ($0.2 million).

Royalty income for the six months ended June 30, 2021 increased $1,468,000 or 7% compared with the same time period in 2020. This increase was due mainly to higher natural gas and oil prices ($4.0 million). This increase was was tempered somewhat by a decrease in the production of both oil and natural gas ($2.4 million) and an increase in taxes and operating expenses ($0.1 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2021	June 30, 2020	March 31, 2021
Production
Oil (Bbls)	151,116	191,252	148,967
Gas (Mcfs)	1,962,250	2,049,830	2,021,184

Average Price
Oil (per Bbl)	$53.48	$41.33	$43.22
Gas (per Mcf)	$3.23	$1.61	$2.28

	Six-Months Ended
	June 30, 2021	June 30, 2020
Production
Oil (Bbls)	300,083	344,890
Gas (Mcfs)	3,983,434	4,071,402

Average Price
Oil (per Bbl)	$48.38	$48.24
Gas (per Mcf)	$2.75	$1.79

Gas royalty income received for the three months ended June 30, 2021, related primarily to production for January through March 2021. The average price of gas reported by the Henry Hub for the same time period was $3.15 per Mcf. The average price of gas for the Henry Hub was $2.90 per Mcf for January through June 2021. Oil royalty income for the three months ended June 30, 2021 related primarily to production for February through April 2021. The average price of oil as reported by NYMEX for that time period was $61.14 per barrel. The average price of oil was $62.21 per barrel for January through June 2021. As of August 2, 2021, the average price of gas for the Henry Hub was $3.62 per Mcf and the average price of oil reported by NYMEX was $71.31 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2021 decreased approximately $2,700 compared with the second quarter of 2020. Compared to the preceding quarter ended March 31, 2021, interest income increased approximately $70. Interest income for the six months ended June 30, 2021 decreased approximately $25,000 over the same time period in 2020. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2021 increased by approximately $152,700 compared to the same quarter of 2020 primarily due an increase in legal and professional services of approximately $123,800 and an increase in the Escrow Agent/Trustee fees of approximately $106,100. These increases were offset somewhat by a decrease in printing and unitholder services of approximately $77,000.

Compared to the previous quarter ended March 31, 2021, general and administrative expenses increased approximately $7,900 primarily due to increases in the Trustee/Escrow Agent fees of approximately $65,700 and the timing of payment of legal and professional services of approximately $3,900. These increases were offset somewhat by a decrease due to the timing of payment of printing and unitholder services of approximately $61,700.

Administrative expenses increased approximately $31,300 for the six months ended June 30, 2021 compared to the same time period in 2020 due primarily to an increase in the Escrow Agent/Trustee fees of approximately $112,800. This increase was tempered somewhat by decreases in printing and unitholder services of approximately $65,500 and legal and professional fees of approximately $16,000.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2021.

Distributable Income per Unit

Basic distributable income per Unit is computed by dividing distributable income by the weighted average number of Units outstanding. Distributable income per Unit assuming dilution is computed by dividing distributable income by the weighted average number of Units and equivalent Units outstanding. The Trust had no equivalent Units outstanding for any period presented. Therefore, basic distributable income per Unit and distributable income per Unit assuming dilution are the same.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No material change to such risk factors has occurred during the three months ended June 30, 2021.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 12, 2021

(The Trust has no directors or executive officers.)