Form 10-Q
period 2021-09-30
SABINE ROYALTY TRUST
filed 2021-11-09
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at November 9, 2021: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2020 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2021, and the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of September 30, 2021, and for the three-month and nine-month periods ended September 30, 2021 and 2020, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of September 30, 2021 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 9, 2021

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2021 (UNAUDITED)	December 31, 2020
Assets
Cash and short-term investments		$8,618,047	$4,792,795
Royalty interests in oil and gas properties (less accumulated amortization of $22,252,950 and $22,234,457 at September 30, 2021 and December 31, 2020)		142,235	160,728

TOTAL		$8,760,282	$4,953,523

Liabilities and Trust Corpus
Trust expenses payable	4	$196,585	$202,805
Other payables	4	1,601,373	763,154

		1,797,958	965,959
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,962,324	3,987,564

TOTAL		$8,760,282	$4,953,523

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2021	2020
Royalty Income		$14,487,262	$8,247,775
Interest Income		1,457	1,456

Total		14,488,719	8,249,231
General and administrative expenses		(712,008)	(796,230)

Distributable Income		$13,776,711	$7,453,001

Distributable Income per unit (14,579,345 units)	1,3,5	$.94	$.51

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2021	2020
Royalty Income		$37,180,402	$29,473,312
Interest Income		4,256	29,253

Total		37,184,658	29,502,565
General and administrative expenses		(2,289,900)	(2,342,779)

Distributable Income		$34,894,758	$27,159,786

Distributable Income per unit (14,579,345 units)	1,3,5	$2.39	$1.86

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2021	2020
Trust corpus, beginning of period		$5,895,443	$6,033,316
Amortization of royalty interests		(6,554)	(7,422)
Distributable income		13,776,711	7,453,001
Distributions	3	(12,703,276)	(9,219,104)

Trust corpus, end of period		$6,962,324	$4,259,791

Distributions per unit (14,579,345 units)	3	$.87	$.63

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2021	2020
Trust corpus, beginning of period		$3,987,564	$5,647,763
Amortization of royalty interests		(18,493)	(22,101)
Distributable income		34,894,758	27,159,786
Distributions	3	(31,901,505)	(28,525,657)

Trust corpus, end of period		$6,962,324	$4,259,791

Distributions per unit (14,579,345 units)	3	$2.19	$1.96

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

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have been unusually volatile in recent history, the Trustee increased the expense reserve by $150,000 to an aggregate of $850,000 at September 30, 2021. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income to pay such expenses. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

October 5, 2021	October 15, 2021	October 29, 2021	$0.341580

November 5, 2021	November 15, 2021	November 29, 2021	$0.375160

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the trust agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2021.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts; however, prices have increased significantly in 2021. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2020. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, and recovering the following day to $10.01 per barrel of oil. As of November 1, 2021, the price of oil was $84.08 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2021 was $13,776,711, or $0.94 per unit. Royalty income for the three months ended September 30, 2021 amounted to $14,487,262 while interest income was $1,457. General and administrative expenses totaled $712,008 for the three months ended September 30, 2021.

Distributions during the period were $0.278250, $0.318130, and $0.274940 per Unit payable to Unit holders of record on July 15, August 16, and September 15, 2021, respectively.

Royalty income for the quarter ended September 30, 2021 increased approximately $6,239,000 or 76% compared with the third quarter of 2020. This increase was primarily the result of higher prices for both oil and natural gas ($8.3 million) and increased production of natural gas ($0.9 million). These increases were offset somewhat by lower production for oil ($2.7 million) and higher taxes and operating expenses ($0.2 million).

Compared to the preceding quarter ended June 30, 2021, royalty income increased approximately $1,537,000 or 12%, due mainly to an increase in the price of oil ($1.4 million), along with an increase in the production of both oil and natural gas ($1.1 million). These increases were offset somewhat by a decrease in the price of natural gas ($1.0 million).

Royalty income for the nine months ended September 30, 2021 increased $7,707,000 or 26% compared with the same time period in 2020. This increase was due mainly to higher natural gas and oil prices ($12.1 million), along with an increase in natural gas production ($0.7 million). These increases were tempered somewhat by a decrease in the production of oil ($4.7 million) and an increase in taxes and operating expenses ($0.3 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	September 30, 2021	September 30, 2020	June 30, 2021
Production
Oil (Bbls)	155,639	199,066	151,116
Gas (Mcfs)	2,241,298	1,910,574	1,962,250
Average Price
Oil (per Bbl)	$63.05	$33.46	$53.48
Gas (per Mcf)	$2.74	$1.48	$3.23

	Nine-Months Ended
	September 30, 2021	September 30, 2020
Production
Oil (Bbls)	455,722	543,956
Gas (Mcfs)	6,224,732	5,981,976

Average Price
Oil (per Bbl)	$53.39	$42.83
Gas (per Mcf)	$2.75	$1.69

Gas royalty income received for the three months ended September 30, 2021, related primarily to production for April through June 2021. The average price of gas reported by the Henry Hub for the same time period was $2.66 per Mcf. The average price of gas for the Henry Hub was $3.25 per Mcf for January through September 2021. Oil royalty income for the three months ended September 30, 2021 related primarily to production for May through July 2021. The average price of oil as reported by NYMEX for that time period was $69.78 per barrel. The average price of oil was $65.05 per barrel for January through September 2021. As of November 1, 2021, the average price of gas for the Henry Hub was $4.70 per Mcf and the average price of oil reported by NYMEX was $84.08 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2021 was relatively unchanged compared with the third quarter of 2020. Compared to the preceding quarter ended June 30, 2021, interest income was relatively unchanged as well. Interest income for the nine months ended September 30, 2021 decreased approximately $25,000 over the same time period in 2020. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2021 decreased by approximately $84,200 compared to the same quarter of 2020 primarily due to a decrease in the Escrow Agent/Trustee fees of approxmately $63,900 and due to the timing of payment of legal and professional services of approximately $84,600. These decreases were offset somewhat by an increase in printing and unitholder services of approximately $64,400.

Compared to the previous quarter ended June 30, 2021, general and administrative expenses decreased approximately $80,900 primarily due to decreases in the Trustee/Escrow Agent fees of approximately $88,400 and the timing of payment of legal and professional services of approximately $54,300. These decreases were offset somewhat by an increase due due to the timing of payment of printing and unitholder services of approximately $61,800.

Administrative expenses decreased approxmately $52,900 for the nine months ended September 30, 2021 compared to the same time period in 2020 due primarily to decreases in legal and professional services of approximately $100,600 and a decrease in printing and unitholder services of approximately $1,200. These decreases were tempered somewhat by an increase in the Escrow Agent/Trustee fees of approximately $48,900.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. No material change to such risk factors has occurred during the three and nine months ended September 30, 2021.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: November 9, 2021

(The Trust has no directors or executive officers.)