Form 10-K
period 2021-12-31
SABINE ROYALTY TRUST
filed 2022-03-25
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $588 million.

At March 25, 2022, there were 14,579,345 units of beneficial interest outstanding.

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

On November 4, 2021, Simmons Bank, as Trustee, announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Trust Agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

In May 1988, Sabine Corporation was acquired by Pacific Enterprises, a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred their interests and rights to RJ Holdings, Inc. (“RJH”) as of June 1, 2021. This acquisition and the subsequent mergers had no effect on the Units. RJHoldings, Inc. as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. References herein to RJ Holdings, Inc. shall be deemed to include Sabine Corporation where appropriate.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. . Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale. The Trust currently reviews all leases executed on its behalf for accuracy and viability.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2021 were $3,054,186 of which, pursuant to the terms of the Trust Agreement, $433,662 was paid to Simmons Bank, as Trustee, and $1,300,989 was paid to Simmons Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 25, 2022, there were 14,579,345 Units outstanding.

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

REGULATION AND PRICES

Regulation

General

Exploration for and production and sale of oil and gas are extensively regulated at the national, state, tribal, and local levels. Oil and gas development and production activities are subject to federal, tribal, state, and local law, regulations and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, well construction, water use, prevention of waste, waste disposal, pollution, and protection of human health and the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

Laws affecting the oil and gas industry and the distribution of its products are under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous governmental departments and agencies are authorized by statute or other laws to issue, and have issued, rules and regulations binding on the oil and gas industry which are often difficult and costly to comply with and which impose substantial penalties or other liabilities for the failure to comply.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health; safety; the acquisition of a permit before conducting construction, drilling, production, underground injection or associated operational activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, disposed of, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the release and associated remediation of materials in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; or otherwise relating to the protection of the environment or human health and safety should not have a material adverse effect upon the Trust or Unit holders. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

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

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin in Texas, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. The RRC anticipates these measures will be in place for at least a year. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. As of March 1, 2022, operators in the Northern Culberson-Reeves SRA have implemented a seismic response plan, which includes expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Operators in the Stanton SRA were given 90 days to develop a response plan, at which point the RRC is prepared to implement its own plan in the absence of a coordinated industry response.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling, which emphasized that only a subset of discharges to groundwater that ultimately reach waters of the U.S. are considered the “functional equivalent” of a direct discharge. However, on September 16, 2021, EPA rescinded its January 14, 2021 guidance. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources.    Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur, or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities. Damages, including natural resources damages, and criminal penalties for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials may be sought. Recently, The Trump administration promulgated a rule in January 2021 that formalized a December 2017 Department of Interior (“DOI”) interpretation of the MBTA as applying only to the intentional killing of birds and not to the accidental but preventable killing of protected birds that occurs as the result of otherwise lawful activities. However, in October 2021, the DOI under the Biden administration issued a rule to reverse the agency’s position on incidental takes of migratory birds, and permanently revoked and withdrew the underlying December 2017 DOI interpretation, citing a federal district court’s opinion in Natural Resources Defense Council v. U.S. Dep’t of the Interior, 478 F. Supp. 3d, 469 (S.D.N.Y. 2020), that the underlying December 2017 DOI interpretation was in clear conflict with long-standing interpretation of the MBTA, and the Second Circuit’s subsequent dismissal of the appeal of the district court’s decision. The reversal of the Trump administration’s January 2021 rule took effect on December 3, 2021.

Water Discharges.    The CWA and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including sediments from construction and spills and leaks of oil and other substances, into regulated waters, including some wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of dredge or fill material, the United States Army Corps of Engineers.

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

Meanwhile, in December 2018, the EPA and the U.S. Army Corps of Engineers issued a proposed rule to revise the definition of “Waters of the United States,” which became effective on June 22, 2020. The rule, known as the Navigable Waters Protection Rule, narrows the definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to other traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District Court for the District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. However, on March 2, 2021, the Tenth Circuit reversed the stay and remanded the case back to the district court for further proceedings. On August 30, 2021, the U.S. District Court for the District of Arizona issued an order vacating and remanding the Navigable Waters Protection Rule. In response, EPA and the U.S. Army Corps of Engineers issued a joint statement indicating that the agencies are halting implementation of the Navigable Waters Protection Rule, and are reverting back to the pre-2015 definition of “waters of the United States.” On November 18, 2021, EPA and the U.S. Army Corps of Engineers released a pre-publication version of their proposed rule to reinstate the pre-2015 definition of “waters of the United States,” updated to reflect consideration of Supreme Court Decisions, including the “significant nexus” standard articulated in Rapanos v. U.S., 547 U.S. 715 (2006). This proposed rule was published in the Federal Register on December 7, 2021. In June 2021, EPA and the U.S. Army Corps of Engineers also announced their intent to issue a second rule that further refines the definition of WOTUS and builds upon the current regulatory framework. Furthermore, on January 24, 2022, the U.S. Supreme Court agreed to hear a case to determine the propriety of the “significant nexus” standard, which could impact the scope of the definition of WOTUS. Sackett v. Env’t Prot. Agency, No. 21-454, 142 S. Ct. 896 (2022). Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

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

Climate Change/Hydraulic Fracturing. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and within the first year of his presidency, President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. Due to factors such as environmental concerns and increased competition from renewables, the International Energy Agency (“IEA”) estimates that natural gas demand in established markets such as the U.S. and the European Union will begin to deteriorate by the mid-2020s, and oil demand will plateau after 2030. Notwithstanding potential risks related to climate change, the IEA estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. However, for the first time, the IEA’s World Energy Outlook for 2021 estimated that aggregate fossil fuel demand will slow to a plateau in the 2030s and fall slightly by 2050.

The EPA has issued greenhouse gas monitoring and reporting regulations. Under those rules, since 2012, annual reporting of greenhouse gases has been required for persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year.

Beyond measuring and reporting, EPA issued an “Endangerment Finding” under Section 202(a) of the Clean Air Act, concluding GHG pollution threatens the public health and welfare of future generations. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future greenhouse gas emission limits. On August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule required that, since January 1, 2015, all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as New Source Performance

Standards (“NSPS”) Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In May 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other things, these new rules extend green completion requirements to newly fractured and re-fractured oil wells. And rulemaking concerning regulation of greenhouse gas and other emissions from the oil and natural gas industry continues: in October 2018, the EPA released proposed revisions to some of the NSPS Subpart OOOOa requirements, including reducing the required frequency of fugitive emissions monitoring at well site and compressor stations. EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, in June 2021, Congress partially overturned that rollback. Furthermore, in November 2021, EPA issued a proposed rule, known as OOOOb, which would update, strengthen, and expand the NSPS Subpart OOOOa regulations for methane and VOC emissions from new, modified, and reconstructed sources, and a proposed rule, known as OOOOc, that includes emissions guidelines to assist states in the development of plans to regulate methane emissions from certain existing sources. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and expected legal challenges.

In addition, on January 19, 2021, the D.C. Circuit vacated former president Trump’s administration’s Affordable Clean Energy rule, which had interpreted the Clean Air Act as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The decision remanded the rule back to the agency, and leaves the door open for the EPA under President Biden’s administration to adopt more stringent rules on fossil fuel-fired power plants, as well as other measures to reduce GHG emissions associated with power generation and incentivize low-carbon emitting power generation sources. However, in October 2021, the Supreme Court agreed to hear an appeal of the D.C. Circuit’s decision to vacate the Affordable Clean Energy rule, which could yield a result that curtails the EPA’s authority to regulate GHGs from the power sector. Westmoreland Mining Holdings LLC v. Env’t Prot. Agency, No. 20-1778, 142 S. Ct. 418, 211 L. Ed. 2d 243 (2021). Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired power plants or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

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

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Further, mandatory ESG reporting rules are expected to be announced this year (2022), which would follow the Securities and Exchange Commission (“SEC”) Enforcement Division’s creation in March 2021 of a Climate and ESG Task Force that has cited as a goal the implementation of a mandatory ESG disclosure framework and enforcement initiatives, and the SEC’s publication in September 2021 of a sample letter containing comments the SEC may issue to companies regarding deficiencies in their climate-related disclosures, both of which appear to signal the agency’s continued focus on ESG reporting. Ultimately, these initiatives could increase operational costs and make it more difficult for companies, including the companies that operate the Royalty Properties, to secure funding for exploration and production activities.

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

On March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. In March 2020, the Northern District of California issued a ruling in favor of the BLM. This ruling is currently being appealed, but the case has been administratively closed since November 15, 2021. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance.

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

OSHA and Other Laws and Regulations.    The Royalty Properties and operation thereof are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. In addition to the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and similar state statutes may also require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties. Some of these laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $41.63 in 2020 to $57.95 in 2021. The Trustee believes that the increased demand on fuel supplies caused by the easing of lockdowns implemented due to the COVID-19 pandemic caused the price of oil to increase steadilly in 2021. It is uncertain how the war in Ukraine and resulting sanctions against Russia will affect oil prices in the coming months.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2021 on natural gas volumes sold of $3.20 per Mcf represented an increase from the $1.70 per Mcf received in 2020, due largely to higher demand from consumers as well as manufacturers as restrictions due to the COVID-19 pandemic were eased for the most part. It is uncertain how the war in Ukraine and the resulting sanctions against Russia will affect natural gas prices in the coming months.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in Eastern Europe and the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, including the COVID-19 pandemic;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Terrorism and continued hostilities in Eastern Europe and the Middle East could decrease Trust distributions or the market price of the Units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in Eastern Europe and the Middle East, and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Royalty Properties rely could be a direct target or an indirect casualty of an act of terror.

Government action, policies or regulations designed to discourage production of, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the Royalty Properties, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the Royalty Properties to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce royalty income to the Trust. Any policy that increases the costs for operators of the Royalty Properties or decreased market prices could have a material impact on the distributable income of the Trust.

Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on banking regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit holder’s allocable share of certain income from the Trust. The TCJA is complex, thus, Trust Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units. In addition, President Biden’s administration has generally proposed repealing fossil fuel tax subsidies, which could impact certain tax benefits available to Trust Unit holders.

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

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, had and may in the future have an adverse effect on the demand for oil and gas and the business and operations of the operators of the Royalty Properties, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the properties underlying the net profits interests, had and may in the future be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact. As past coronavirus outbreaks and government responses escalated and de-escalated regionally and sporadically, the extent of any future impact on domestic sales of crude oil and natural gas remains unknown. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry in the future is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2021, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2021.

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

The Trust owns minerals in six states – Texas, Oklahoma, Louisiana, Mississippi, New Mexico and Florida. This gives the Trust exposure within a number of producing basins. The chart below gives the approximate net and gross acres that the Trust owns in the most prominent producing basins within its footprint.

This broad exposure means that the Trust minerals are currently producing and under lease in virtually every major active play within these basins. In the Texas Gulf Coast, these plays include the Eagle Ford and Austin Chalk. In the East Texas Basin, active plays include the Travis Peak, Bossier and Haynesville. The Mississippi Salt Basin has not been as active lately, but there is still active production from the Hosston. The Anadarko Basin has seen extensive drilling in the Woodford and Mississippian formations in the STACK, SCOOP and MERGE areas. Additional drilling is taking place in the tight gas sands of western Oklahoma and the Texas panhandle. The Arkoma Basin also has Woodford production. A primary area of focus for the industry has been the Permian Basin. Multiple pays are present with some of the more active being the Spraberry, Bone Spring and Wolfcamp formations.

The following table summarizes the gross/net acreage by basin represented by the Royalty Properties at December 31, 2021.

	Acreage by Basin
Basin	Gross Acres	Net Acres
Permian	909,808	43,300
Anadarko	275,200	59,300
Gulf Coast	364,500	34,800
East Texas	116,000	33,500
Arkoma	92,200	18,600
Mississippi Salt	71,500	9,300
Various Others	262,184	17,750

Total	2,091,392	216,550

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2022 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 10, 2022

Simmons Bank

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of January 1, 2022, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 10, 2022. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Simmons Bank acts as trustee of the Trust. Simmons Bank has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2022. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2021. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

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

Information used in the preparation of this report was obtained on behalf of the Trust from Simmons Bank and from public sources. Additionally, this information includes data supplied by IHS Markit Inc; Copyright 2022 IHS Markit Inc. In the preparation of this report we have relied, without independent verification, upon information furnished by Simmons Bank with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

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

Data provided by the Trust from wells drilled through October 30, 2021, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2021. Estimated cumulative production, as of January 1, 2022, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 35 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Simmons Bank. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $67.98 per barrel were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $63.57 per barrel of oil and condensate and $22.21 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $3.91 per million Btu were based on royalty receipts received by the Trust, as provided by Simmons Bank. The prices were held constant thereafter. Btu factors provided by Simmons Bank were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $3.224 per thousand cubic feet of gas.

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

Summary of Conclusions

The estimated net proved developed producing reserves, as of January 1, 2022, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of January 1, 2022
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	42	4	46	0
Louisiana	26	1	27	166
Mississippi	68	0	68	440
New Mexico	208	107	315	1,160
Oklahoma	489	95	584	9,427
Texas	3,969	1,011	4,980	31,556

Total	4,802	1,218	6,020	42,749

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of January 1, 2022, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	470,140
Production Taxes	24,312
Ad Valorem Taxes	17,920
Transportation Expenses	13,692
Future Net Revenue	414,216
Present Worth at 10 Percent	207,073
Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2022, estimated reserves.

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

Submitted,

/s/ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

/s/ Dilhan Ilk
Dilhan Ilk, P.E.
{SEAL}	Senior Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am a Senior Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Simmons Bank dated February 10, 2022, and that I, as Senior Vice President, was responsible for the preparation of this report of third party.

2.

That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 11 years of experience in oil and gas reservoir studies and reserves evaluations.

/s/ Dilhan Ilk
Dilhan Ilk, P.E.
{SEAL}	Senior Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2022 will be approximately $3,450,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $120,769,475 at January 1, 2021 to $207,073,331 at January 1, 2022. This increase resulted primarily from the commodity prices used in the calculation of such amount, from an average price of $36.88 per barrel of oil, $13.36 per barrel of NGL and $1.615 per Mcf of gas at January 1, 2021 to an average price of $63.57 per barrel of oil, $22.21 per barrel of NGL and $3.224 per Mcf of gas at January 1, 2022.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 7, 2022, NYMEX posted oil prices were approximately $119.26 per barrel, which compared to the average posted price of $67.98 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of March 7, 2022, NYMEX posted gas prices were $4.93 per million British thermal units. The use of such price, as compared to the average posted price of $3.91 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

At March 10, 2022, there were 14,579,345 Units outstanding and approximately 951 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. [Reserved]

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2019, 2020 and 2021.

Royalty income during 2021 increased approximately $24,571,000, or 67.6 percent, compared to 2020 royalty income, which had decreased approximately $10,394,000, or 22.2 percent, from 2019 royalty income.

Revenues generated by sales of oil and gas increased in 2021 from 2020 as a result of higher oil and gas prices ($23.5 million) and increased production of natural gas ($6.6 million); offset somewhat by decreased oil production volumes ($4.0 million) and higher operating expenses and taxes ($1.5 million).

Gas volumes increased from 8,015,576 thousand cubic feet (“Mcf”) in 2020 to 10,070,366 Mcf in 2021 after increasing from 7,516,325 Mcf in 2019. The average price per Mcf of gas received by the Trust increased from $1.70 in 2020 to $3.20 in 2021 after decreasing from $2.27 in 2019. Robust production in the U.S. led to sustained high inventories which kept the price of natural gas low throughout 2019. The COVID-19 pandemic that hit in March 2020 and the subsequent sharp decrease in demand due to lockdowns worldwide caused the price of natural gas to decrease significantly. The restrictions in activity through the rest of 2020 and the economic uncertainty that went with it continued to put pressure on natural gas prices. When the lockdowns began to ease in 2021, the subsequent rise in demand allowed natural gas prices to rise. Cold weather in the last quarter of 2021 also contributed to higher prices.

Oil volumes sold decreased to 631,660 barrels (“Bbls”) in 2021 from 700,177 Bbls in 2020 after increasing from 697,089 Bbls in 2019. The average sales price of oil increased to $57.95 per Bbl in 2021, from $41.63 per Bbl in 2020 after decreasing from $51.44 per Bbl in 2019. The price of oil in 2019 was affected by downward pressure on oil prices due mainly to the shale oil production boom that continues to the present. Geopolitical tensions in the Middle East during the latter part of 2019 caused an increase in oil prices, however short-lived that increase was. For the first two months of 2020, oil prices stayed at higher levels until COVID-19 was discovered in the U.S. in March. The subsequent lockdowns led to a steep decrease in demand, causing the spot price of oil briefly to go negative. The price of oil recovered somewhat in the third and fourth quarters of 2020 as restrictions began to ease. This price recovery continued throughout 2021 as COVID restrictions continued to be eased around the U.S., resulting in an increase in the demand of oil.

Louis Werner Sawmill Audit and Review

Sabine Royalty Corporation purchased the producing mineral interests of Louis Werner Sawmill Corporation (“LWSM”) in November 1969 for $460,000. The purchase consisted of approximately 33,468 acres located in Panola County, Texas (covering 120 Surveys and containing approximately 107 producing units at the time of purchase) and approximately 1,360 acres located in Ouachita Parish, Louisiana. All of the acreage under lease had a royalty rate of 12.5% except for a small number of properties which had been released by LWSM prior to the sale. These few leases had a 25% royalty rate. However, almost all of the acreage is held by production clauses resulting in a 12.5% royalty rate.

During 2021, the Trust has conducted an extensive review of the remittances received to determine if the amounts remitted are being paid at the correct royalty interest and if deductions are being properly deducted. Recent activity in Panola County has resulted in 27 new wells in 2021 totaling approximately $7.4 million in net revenue to the Trust, an increase of 32% over the prior 2020 remittances.

Interest income was approximately $6,000 in 2021, which had decreased from approximately $31,000 in 2020, which had decreased from approximately $166,000 in 2019. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased to approximately $3,054,000 in 2021 from approximately $3,057,000 in 2020. This is caused mainly by a decrease of approximately $118,000 in revenue processing. This decrease was partially offset by increases in Unitholder Services of approximately $42,800, an increase in the expense to digitize certain permanent files of approximately $38,300, Escrow Agent/Trustee fees of approximately $26,300, as well as an increase in oil and gas software fees of approximately $16,000.

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

The Trust did file tax returns for 2019 and 2020 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2021 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2021.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2019 and 2021. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2021	$57.95	$3.20
2020	41.63	1.70
2019	51.44	2.27

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

Item 8. Financial Statements and Supplementary Data.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Simmons Bank, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2021 and 2020, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2021 and 2020, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2021, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 25, 2022

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2021	2020
Assets
Cash and short-term investments	$16,187,221	$4,792,795
Royalty interests in oil and gas properties less accumulated amortization of $22,258,575 (2021) and $22,234,457 (2020)	136,610	160,728

Total	$16,323,831	$4,953,523

Liabilities and Trust Corpus
Trust expenses payable	$246,150	$202,805
Other payables (Note 4)	1,167,691	763,154

Total liabilities	1,413,841	965,959
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	14,909,990	3,987,564

Total	$16,323,831	$4,953,523

Statements of Distributable Income

	Year Ended December 31,
	2021	2020	2019
Royalty Income	$60,904,253	$36,333,273	$46,726,948
Interest Income	5,815	30,601	166,481

Total	60,910,068	36,363,874	46,893,429
General and administrative expenses (Note 6)	3,054,186	3,057,247	2,857,442

Distributable income	$57,855,882	$33,306,627	$44,035,987

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$3.97	$2.28	$3.02

Statements of Changes in Trust Corpus

	2021	2020	2019
Trust corpus, beginning of year	$3,987,564	$5,647,763	$5,666,265
Amortization of royalty interests	(24,118)	(25,237)	(27,923)
Distributable income	57,855,882	33,306,627	44,035,987
Distributions to unit holders (Note 3)	(46,909,338)	(34,941,589)	(44,026,566)

Trust corpus, end of year	$14,909,990	$3,987,564	$5,647,763

Distributions per unit (Note 3)	$3.22	$2.40	$3.02

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

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982 to Sabine Corporation’s (“Sabine”) shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock. In May 1988, Sabine was acquired by Pacific Enterprises, a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy (“Sempra”), effective January 1, 1993. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred their interests and rights to RJ Holdings, Inc. (“RJH”) as of June 1, 2021. This acquisition and the subsequent mergers had no effect on the Units. RJ Holdings, Inc. as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific (USA), a California corporation which in turn was merged and consolidated into Sempra, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all its producing oil and gas assets to a third party. The sale did not include executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On November 4, 2021, Simmons Bank, as Trustee, announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the trust agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2021.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2021.

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

The Trust did file tax returns for 2019 and 2020 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2021 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2021	2020
Royalty receipts in suspense pending verification of ownership interest or title	$1,167,691	$763,154

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2021, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 7, 2022	January 18, 2022	January 31, 2022	$0.876810
February 4, 2022	February 15, 2022	February 28, 2022	$0.374350
March 4, 2022	March 15, 2022	March 29, 2022	$0.467170

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2021	2020	2019
Trustee’s fee	$433,662	$427,090	$431,548
Escrow agent fee paid to Trustee	1,300,989	1,281,263	1,294,648
Professional fees	462,347	458,220	470,287
Unit holders’ services fees	398,784	356,021	354,756
Other	458,404	534,653	306,203

Total General and Administrative Expenses	3,054,186	3,057,247	2,857,442

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2021 and 2020 (in thousands, except per Unit amounts):

2021	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$9,743	$8,959	$0.61
Second Quarter	12,950	12,159	0.84
Third Quarter	14,487	13,777	0.94
Fourth Quarter	23,724	22,961	1.58

	$60,904	$57,856	$3.97

2020	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$11,288	$10,405	$0.71
Second Quarter	9,938	9,302	0.64
Third Quarter	8,248	7,453	0.51
Fourth Quarter	6,859	6,147	0.42

	$36,333	$33,307	$2.28

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2019	7,254	35,270
Revisions of previous statements	355	4,524
Production	(546)	(4,373)

December 31, 2019	7,063	35,421
Revisions of previous statements	60	11,194
Production	(793)	(6,730)

December 31, 2020	6,330	39,885
Revisions of previous statements	121	8,521
Production	(431)	(5,657)

December 31, 2021	6,020	42,749

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2019	5,097	2,157	35,270
December 31, 2019	5,170	1,893	35,421
December 31, 2020	4,984	1,346	39,885
December 31, 2021	4,802	1,219	42,749

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($67.98 per bbl and $3.91 per MMBtu, respectively) during the 12-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10 percent. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure. Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $63.57 per barrel of oil, $22.21 per barrel of NGL, and $3.22 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2021	2020	2019
Future net cash inflows	$414,216	$229,431	$322,126
Discount of future net cash flows @ 10%	(207,143)	(108,662)	(163,416)

Standardized measure of discounted future net cash inflows	$207,073	$120,769	$158,710

The change in the standardized measure of discounted future net cash flows for the years ended December 31, 2021, 2020 and, 2019 is as follows (in thousands):

	2021	2020	2019
Standardized measure of discounted future net cash flows, January 1,	$120,769	$158,710	$190,326
Royalty income, net of severance and ad valorem taxes	(60,904)	(36,333)	(46,727)
Changes in prices, net of related costs	99,865	(47,720)	(33,738)
Revisions of previous estimates and other	35,266	30,241	29,816
Accretion of discount	12,077	15,871	19,033

Standardized measure of discounted future net cash flows, December 31,	$207,073	$120,769	$158,710

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of March 7, 2022, NYMEX posted oil prices were approximately $119.26 per barrel, which compared to the average posted price of $67.98 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

future net cash flows for oil. As of March 7, 2022, NYMEX posted gas prices were $4.93 per million British thermal units. The use of such price, as compared to the average posted price of $3.91 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of March 3, 2022, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Fayez Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	801,249(1)	5.5%

(1)

Pursuant to a Schedule 13G/A filed March 3, 2022, Fayez Sarofim reported as of December 31, 2021, he directly and through certain entities of which he is a controlling person beneficially owned 801,249 Units, of which he had sole voting and dispositive power with respect to 650,000 Units and shared voting and dispositive power with respect to 151,249 Units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2021 and 2020 are:

	2021	2020
Audit fees—Weaver and Tidwell, L.L.P.	$111,020	$115,000
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$28,218	$36,415
All other fees(1)	$12,480	$12,027

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2021 and 2020

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2021

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2021

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)	*	–	Sabine Corporation Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and InterFirst Bank Dallas, N.A., as trustee. (P)

(b)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Simmons Bank, Trustee of Sabine Royalty Trust, dated March 25, 2022 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99)		–	Report dated March 14, 2022 of the special purpose statement of Fees and Expenses paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent.

*	Exhibits 4(a) and 4(b) are incorporated herein by reference to Exhibits 4(a) and 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: SIMMONS BANK, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: March 25, 2022

(The Registrant has no directors or executive officers.)