Form 10-Q
period 2022-06-30
SABINE ROYALTY TRUST
filed 2022-08-11
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

Yes   ☐     No   ☒

Number of units of beneficial interest outstanding at August 11, 2022: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Simmons Bank, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2021 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2022, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of June 30, 2022, and for the three-month and six-month periods ended June 30, 2022 and 2021, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust and

Simmons Bank, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of June 30, 2022 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

/S/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 11, 2022

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2022 (UNAUDITED)	December 31, 2021
Assets
Cash and short-term investments		$11,222,320	$16,187,221
Royalty interests in oil and gas properties (less accumulated amortization of $22,272,926 and $22,258,575 at June 30, 2022 and December 31, 2021)		122,259	136,610

TOTAL		$11,344,579	$16,323,831

Liabilities and Trust Corpus
Trust expenses payable	4	$213,066	$246,150
Other payables	4	900,760	1,167,691

		1,113,826	1,413,841
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		10,230,753	14,909,990

TOTAL		$11,344,579	$16,323,831

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2022	2021
Royalty Income		$28,027,084	$12,950,456
Interest Income		14,322	1,436

Total		28,041,406	12,951,892
General and administrative expenses		(733,896)	(792,905)

Distributable Income		$27,307,510	$12,158,987

Distributable Income per unit (14,579,345 units)	1,3,5	$1.87	$.83

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2022	2021
Royalty Income		$51,957,399	$22,693,140
Interest Income		17,070	2,799

Total		51,974,469	22,695,939
General and administrative expenses		(1,652,479)	(1,577,892)

Distributable Income		$50,321,990	$21,118,047

Distributable Income per unit (14,579,345 units)	1,3,5	$3.45	$1.45

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2022	2021
Trust corpus, beginning of period		$12,865,544	$5,163,692
Amortization of royalty interests		(7,552)	(5,922)
Distributable income		27,307,510	12,158,987
Distributions	3	(29,934,749)	(11,421,314)

Trust corpus, end of period		$10,230,753	$5,895,443

Distributions per unit (14,579,345 units)	3	$2.05	$.78

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2022	2021
Trust corpus, beginning of period		$14,909,990	$3,987,564
Amortization of royalty interests		(14,351)	(11,939)
Distributable income		50,321,990	21,118,047
Distributions	3	(54,986,876)	(19,198,229)

Trust corpus, end of period		$10,230,753	$5,895,443

Distributions per unit (14,579,345 units)	3	$3.77	$1.32

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

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have been unusually volatile in recent history, the Trustee increased the expense reserve by $0 to an aggregate of $1,150,000 at June 30, 2022. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income to pay such expenses. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit

July 5, 2022	July 15, 2022	July 29, 2022	$0.549990

August 5, 2022	August 15, 2022	August 29, 2022	$0.829410

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2022.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. In 2020, there was a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts; however, prices increased significantly beginning in 2021 and continuing into the second quarter of 2022. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2021. A combination of these factors resulted in the price of oil falling below zero to $(37.63) per barrel of oil on April 20, 2020, and recovering the following day to $10.01 per barrel of oil. As of August 1, 2022, the price of oil was $96.59 per barrel. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2022 was $27,307,510, or $1.87 per unit. Royalty income for the three months ended June 30, 2022 amounted to $28,027,084 while interest income was $14,322. General and administrative expenses totaled $733,896 for the three months ended June 30, 2022.

Distributions during the period were $0.730190, $0.603540, and $0.719500 per Unit payable to Unit holders of record on April 18, May 16, and June 15, 2022, respectively.

Royalty income for the quarter ended June 30, 2022 increased approximately $15,077,000 or 116% compared with the second quarter of 2021. This increase was primarily the result of higher prices for both oil and natural gas ($8.9 million) and higher production for oil and natural gas ($7.1 million). These increases were offset somewhat by higher taxes due mainly to the increase in revenues ($0.9 million). Included in the above increases were approximately $5.5 million in gross royalty income that was the result of 16 new horizontal wells in Panola County, Texas in the Haynesville shale zone. This would reflect an additional 1,296,000 Mcf of gas newly produced for this quarter compared to the second quarter of 2021.

Compared to the preceding quarter ended March 31, 2022, royalty income increased approximately $4,097,000 or 17%, due mainly to an increase in the price of oil ($3.3 million), and an increase in the production of both oil and natural gas ($2.2 million). These increases were offset somewhat by a decrease in the price of natural gas ($1.1 million) and an increase in the taxes and operating expenses ($0.2 million).

Royalty income for the six months ended June 30, 2022 increased $29,264,000 or 129% compared with the same time period in 2021. This increase was due mainly to higher natural gas and oil prices ($18.7 million) and an increase in the production of both oil and natural gas ($12.3 million). These increases were tempered somewhat by additional operating expenses and taxes ($1.8 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

	Quarter Ended
	June 30, 2022	June 30, 2021	March 31, 2022
Production
Oil (Bbls)	153,940	151,116	151,540
Gas (Mcfs)	3,436,772	1,962,250	3,016,260
Average Price
Oil (per Bbl)	$94.23	$53.48	$72.70
Gas (per Mcf)	$4.63	$3.23	$5.00

	Six-Months Ended
	June 30, 2022	June 30, 2021
Production
Oil (Bbls)	305,480	300,083
Gas (Mcfs)	6,453,032	3,983,434
Average Price
Oil (per Bbl)	$83.55	$48.38
Gas (per Mcf)	$4.80	$2.75

Gas royalty income received for the three months ended June 30, 2022, related primarily to production for January through March 2022. The average price of gas reported by the Henry Hub for the same time period was $4.67 per Mcf. The average price of gas for the Henry Hub was $5.47 per Mcf for January through June 2022. Oil royalty income for the three months ended June 30, 2022 related primarily to production for February through April 2022. The average price of oil as reported by NYMEX for that time period was $101.17 per barrel. The average price of oil was $102.01 per barrel for January through June 2022. As of August 1, 2022, the average price of gas for the Henry Hub was $7.38 per Mcf and the average price of oil reported by NYMEX was $96.59 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2022 increased $12,900 compared with the second quarter of 2021. Compared to the preceding quarter ended March 31, 2022, interest income increased $11,600. Interest income for the six months ended June 30, 2022 increased approximately $14,300 compared to the same period in 2021. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2022 decreased by approximately $59,000 compared to the same quarter of 2021 primarily due the timing of payment of legal and professional services of approximately $30,600 and a decrease in the Escrow Agent/Trustee fees of approximately $56,700. These decreases were offset somewhat by an increase due to the timing of payment of printing and unitholder information services of approximately $28,300.

Compared to the previous quarter ended March 31, 2022, general and administrative expenses decreased approximately $184,700 primarily due to the timing of payment of the New York Stock Exchange listing fee of $74,000, the timing of payment of legal and professional services of approximately $99,000, and the timing of payment of printing and unitholder services of approximately $17,400. These decreases were offset somewhat by an increase in the Escrow Agent/Trustee fees of approximately $4,800.

Administrative expenses increased approximately $74,600 for the six months ended June 30, 2022 compared to the same time period in 2021 due primarily to an increase in legal and professional services of approximately $114,700 and an increase in printing and unitholder services of approximately $12,300. These increases were tempered somewhat by a decrease in the Escrow Agent/Trustee fees of approximately $52,500.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. No material change to such risk factors has occurred during the three and six months ended June 30, 2022.

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
Ron E. Hooper
SVP, Royalty Trust Management

Date: August 11, 2022

(The Trust has no directors or executive officers.)