Form 10-K
period 2022-12-31
SABINE ROYALTY TRUST
filed 2023-02-28
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-8424

Sabine Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company Suite 850 2911 Turtle Creek Boulevard Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units of Beneficial Interest	SBR	New York Stock Exchange

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $888 million.

At February 28, 2023 there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). In accordance with the successor trustee provisions of the Trust Agreement, Argent, as trustee of the Trust (the “Trustee”) is subject to all terms and conditions of the Trust Agreement. The principal office of the trust (sometimes referred to herein as the “Registrant”) is located at 2911 Turtle Creek Boulevard, Suite 850, Dallas, Texas, 75219. The telephone number of the trust is 1-855-588-7839.

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

On November 4, 2021, Simmons Bank, as Trustee, announced that it had entered into an agreement with Argent, pursuant to which Simmons Bank would resign as trustee of the Trust and would nominate Argent as successor trustee of the Trust. At a special meeting of Trust Unit holders, the Unit holders approved the appointment of Argent as successor trustee of the Trust. Simmons Bank’s resignation as trustee, and Argent’s appointment as successor trustee, became effective December 30, 2022.

The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014, shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018, shall refer to Simmons Bank for periods on and after February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

In order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. Argent now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state company to act in this capacity. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. As used herein, the term “Royalty Properties” includes the Royalty Properties held directly by the Trust and the Royalty Properties located in Louisiana and Florida that were held indirectly through the Trust’s ownership of 100 percent beneficial interest of Sabine Louisiana Royalty Trust and Sabine Florida Land Trust. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

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

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf for accuracy and viability.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the trust for 2022 were $3,287,420 of which, pursuant to the terms of the Trust Agreement, $422,011 was paid to Simmons Bank, as Trustee, and $1,266,038 was paid to Simmons Bank as escrow agent.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 28, 2023, there were 14,579,345 Units outstanding.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent, EIN 62-1437218, 2911 Turtle Creek Blvd., Ste. 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The foregoing summary is not exhaustive and does not purport to be complete. Many other provisions of the federal tax laws may affect individual Unit holders. Unit holders should consult their own tax advisor with respect to all Trust tax compliance matters.

STATE TAX CONSIDERATIONS

The following is intended as a brief summary of certain information regarding state taxes and other state tax matters affecting the trust and the Unit holders. Unit holders should consult the Unit holder’s tax advisor regarding state tax filing and compliance matters.

Texas.    Texas does not impose an individual income tax. Therefore, no part of the income produced by the Trust is subject to an individual income tax in Texas. However, Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to tax generally include trusts and most other types of entities having limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from designated passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business, are generally exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Florida, Louisiana, Mississippi, New Mexico and Oklahoma.    Florida does not impose an individual income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will apply to royalty income allocable to a corporate Unit holder from properties located within Florida. Louisiana, Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from Royalty Properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, because the Trust distributes all of its net income to Unit holders, the Trust should not be taxed at the Trust level in any of these states. The Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

Both New Mexico and Oklahoma impose a withholding tax on payments to non-residents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico and Oklahoma tax returns, obtains a refund, and distributes that refund to Unit holders.

Withholding at the Trust level reduces the amount of cash available for distribution to Unit holders. Unit holders who transfer their Units before either the New Mexico or Oklahoma tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust and second by the tax payment made directly to New Mexico or Oklahoma taxing authorities with the filing of their New Mexico or Oklahoma income tax returns.

Unit holders should consult their tax advisor regarding the possible state tax implications of owning Trust

Units.

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

Environmental Regulation

General.    Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health, safety, or the protection of the environment are not expected to have a material adverse effect upon the Trust or Unit holders. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Royalty Properties, including the acquisition of a permit before conducting construction, drilling, production, underground injection or associated operational activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, disposed of, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the remediation of materials released in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; and the installation of emission monitoring and/or pollution control equipment. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, and comparable state laws impose liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In addition, from time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, on August 26, 2022, EPA announced a proposal to designate as hazardous substances perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

Solid and Hazardous Waste.    The Royalty Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid or hazardous wastes may have been or may be disposed or released on, under, or from the Royalty Properties by the current or previous operators or may have been disposed offsite of the Royalty Properties. Federal, state and local laws and regulations applicable to oil and gas- related wastes and properties have generally become more stringent over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory, ongoing monitoring or remedial obligations; and/or the issuance of injunctions limiting or preventing some or all of the operations. These laws may require not only removal or remediation of current releases of such materials, but also of previously disposed wastes or property contamination at a drill site or a waste disposal facility, regardless of whether the current owners or operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time of the release or disposal.

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

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal wells. EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin in Texas, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson- Reeves SRA and the Stanton SRA. Operators in the Northern Culberson-Reeves SRA and Stanton SRAs were required to implement seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Both the Gardendale and Northern Culberson-Reeves SRAs were expanded in December 2022 in response to additional earthquakes in the area. Such restrictions and requirements could limit the Royalty Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, EPA issued guidance on the ruling, that emphasized only a subset of discharges to groundwater that ultimately reach waters of the U.S. are considered the “functional equivalent” of a direct discharge, although EPA rescinded that guidance on September 16, 2021. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

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

Water Discharges.    The CWA and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including sediments from construction and spills and leaks of oil and other substances, into regulated waters, including some wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of dredge or fill material, the United States Army Corps of Engineers (“USACE”).

Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS”), has been in flux the past several years due to recent rulemaking and associated litigation concerning the WOTUS definition. Most recently, EPA and USACE’s WOTUS definition rulemaking on December 30, 2022, incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters. This WOTUS definition will become effective March 20, 2023. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Climate Change/Air Emissions.    Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and within the first year of his presidency, President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. Due to factors such as environmental concerns and increased competition from renewables, the International Energy Agency (“IEA”) estimates that natural gas demand in established markets such as the U.S. and the European Union will begin to deteriorate by the mid-2020s, and oil demand will plateau after 2030. Notwithstanding potential risks related to climate change, the IEA estimates that global energy demand will continue to rise and will not peak until after 2030 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. However, for the first time, the IEA’s World Energy Outlook for 2022 estimated that natural gas demand will plateau by the end of the decade, and oil demand will level off in the mid-2030s and fall slightly by 2050.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that GHGs are air pollutants under the Clean Air Act (“CAA”), EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA issued

GHG monitoring and reporting regulations. Under those rules, since 2012, annual reporting of GHGs has been required for persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule.

In addition, on January 19, 2021, the D.C. Circuit vacated former president Trump’s administration’s Affordable Clean Energy rule, which had interpreted the CAA as limiting the scope of the federal government’s authority to establishing only source-specific (or “inside the fence line”) emissions reduction requirements for coal-fired power plants. The decision remanded the rule back to the agency, and left the door open for the EPA under President Biden’s administration to adopt more stringent rules on fossil fuel-fired power plants, as well as other measures to reduce GHG emissions associated with power generation and incentivize low-carbon emitting power generation sources. However, in June 2022, the Supreme Court issued a ruling in West Virginia vs. EPA, 142 S. Ct. 2587 (2022), which held that Congress did not grant EPA authority to regulate emissions from power plants using “outside the fence line” mechanisms. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired power plants or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants. For example, on August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs will have the co-benefit of also limiting methane, a GHG. These regulations, referred to as NSPS Subpart OOOO, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In June 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other things, these new rules extend green completion requirements to newly fractured and re-fractured oil wells. Furthermore, EPA has also recently proposed to revise and add to the NSPS OOOO program rules which, if adopted, could have a significant impact on the upstream and midstream oil and gas sectors. The proposed rules would formally instate methane and VOC emissions limitations from new, modified, and reconstructed sources; and would regulate existing sources for the first time under the NSPS OOOO program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and ongoing and expected legal challenges.

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

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Furthermore, in March 2022 the U.S. Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to disclose certain climate-related information in their public filings. If adopted, the new requirements would begin to phase-in starting in Fiscal Year 2023 and would begin to apply to filings made in 2024. The comment period for the proposed amendments closed in June 2022, and the final rule has not yet been issued. Ultimately, these initiatives could increase operational costs and make it more difficult for companies, including the companies that operate the Royalty Properties, to secure funding for exploration and production activities.

Hydraulic Fracturing.    With respect to hydraulic fracturing, in February 2014, the EPA published a final guidance that broadly defined diesel fuel and which required the issuance of a Class II Underground Injection control permit for hydraulic fracturing treatments using diesel fuel. Those requirements may cause additional costs and delays in hydraulic fracturing operations using diesel fuels. To the extent diesel fuels are used in hydraulic fracturing activities on properties underlying the Royalty Properties, this guidance will apply.

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

On March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM repealed the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. In March 2020, the Northern District of California issued a ruling in favor of the BLM. This ruling is currently being appealed, but the case has been administratively closed since November 15, 2021. The regulations, if reinstated, may result in additional levels of regulation or complexity with respect to existing regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance. In addition, in May 2022, the U.S. Government Accountability Office released a study on methane emissions from oil and gas development, which included a recommendation that the BLM consider whether to require gas capture plans, including gas capture targets, from operators on federal lands.

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. In its assessment, EPA concluded that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. The results of these studies or similar governmental reviews could spur initiatives to further regulate oil and gas production activities.

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

Prices

Oil

The Trust’s average per barrel oil price increased from $57.95 in 2021 to $90.41 in 2022. The Trustee believes that the war in Ukraine and the resulting sanctions against Russia caused the availability of oil to decrease, which in turn put upward pressure on the price, with the peak price occuring in the summer of 2022. As the year went on, the price of oil did decrease somewhat, but the levels were still above that of the previous year.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2022 on natural gas volumes sold of $5.96 per Mcf represented an increase from the $3.20 per Mcf received in 2021, due largely to lower supply because of the war in Ukraine and the resulting sanctions against Russia. Like oil, natural gas prices peaked in the summer of 2022, decreasing somewhat afterwards.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in Eastern Europe and the Middle East;

•	worldwide economic and geopolitical conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, including the COVID-19 pandemic;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

Governments around the world are considering actions intended to reduce GHG emissions by decreasing both the supply of and the demand for oil and natural gas products or promote alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the Royalty Properties to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce royalty income to the Trust. Any policy that increases the costs for operators of the Royalty Properties or decreased market prices could have a material impact on the distributable income of the Trust.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2022, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2022.

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

In the East Texas Basin, active plays include the Travis Peak, Bossier and Haynesville. The Mississippi Salt Basin has not been as active lately, but there is still active production from the Hosston. The Anadarko Basin has seen extensive drilling in the Woodford and Mississippian formations in the STACK, SCOOP and MERGE areas. Additional drilling is taking place in the tight gas sands of western Oklahoma and the Texas panhandle. The Arkoma Basin also has Woodford production. A primary area of focus for the industry has been the Permian Basin. Multiple plays are present with some of the more active being the Spraberry, Bone Spring and Wolfcamp formations.

The following table summarizes the gross/net acreage by basin represented by the Royalty Properties at December 31, 2022.

	Acreage by Basin
Basin	Gross Acres	Net Acres
Permian	909,808	43,300
Anadarko	275,200	59,300
Gulf Coast	364,500	34,800
East Texas	116,000	33,500
Arkoma	92,200	18,600
Mississippi Salt	71,500	9,300
Various Others	263,084	17,751

Total	2,092,292	216,551

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of January 1, 2023 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 8, 2023

Argent Trust Company

2911 Turtle Creek Blvd, Suite 850

Dallas, Texas 75219-6291

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of January 1, 2023, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 8, 2023. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Argent Trust Company acts as trustee of the Trust. Argent Trust Company has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of January 1, 2023. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2022. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

Values for proved developed producing reserves in this report are expressed in terms of future gross revenue, future net revenue, and present worth. Future gross revenue is defined as that revenue which will accrue to the evaluated interests from the production and sale of the estimated net reserves. Future net revenue is calculated by deducting production taxes, ad valorem taxes, and transportation expenses from future gross revenue. Transportation expenses include marketing, processing, and other expenses that are charged to the royalty interests. At the request of the Trust, future income taxes were not taken into account in the preparation of these estimates. Present worth is defined as future net revenue discounted at a discount rate of 10 percent per year compounded monthly over the expected period of realization. Present worth should not be construed as fair market value because no consideration was given to additional factors that influence the prices at which properties are bought and sold.

Estimates of reserves and revenue should be regarded only as estimates that may change as further production history and additional information become available. Not only are such estimates based on that information which is currently available, but such estimates are also subject to the uncertainties inherent in the application of judgmental factors in interpreting such information.

Information used in the preparation of this report was obtained on behalf of the Trust from Argent Trust Company and from public sources. Additionally, this information includes data supplied by IHS Markit Inc; Copyright 2023 IHS Markit Inc. In the preparation of this report we have relied, without independent verification, upon information furnished by Argent Trust Company with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

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

Data provided by the Trust from wells drilled through October 30, 2022, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2022. Estimated cumulative production, as of January 1, 2023, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 34 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Argent Trust Company. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $94.14 per barrel were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $91.29 per barrel of oil and condensate and $35.45 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $6.40 per million Btu were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. Btu factors provided by Argent Trust Company were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $5.682 per thousand cubic feet of gas.

Production and Ad Valorem Taxes

Production taxes were calculated using rates provided by Argent Trust Company, including, where appropriate, abatements for enhanced recovery programs. Ad valorem taxes were calculated using rates provided by Argent Trust Company based on recent payments by the Trust.

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

Summary of Conclusions

DeGolyer and MacNaughton has performed an independent evaluation of the extent and value of the estimated net proved oil, condensate, NGL, and gas reserves of certain properties in which the Trust has represented it holds an interest. The estimated net proved developed producing reserves, as of January 1, 2023, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of January 1, 2023
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	38	4	42	0
Louisiana	25	0	25	165
Mississippi	63	0	63	420
New Mexico	172	80	252	895
Oklahoma	493	100	593	9,917
Texas	3,869	1,116	4,984	35,987

Total	4,660	1,300	5,959	47,384

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of January 1, 2023, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	740,695
Production Taxes	39,051
Ad Valorem Taxes	28,444
Transportation Expenses	15,253
Future Net Revenue	657,947
Present Worth at 10 Percent	327,149
Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the January 1, 2023, estimated reserves.

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

Submitted,

\s\ DeGolyer and MacNaughton

DeGOLYER and MacNAUGHTON

Texas Registered Engineering Firm F-716

\s\ Dilhan Ilk
Dilhan Ilk, P.E.
{SEAL}	Executive Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am an Executive Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Argent Trust Company dated February 8, 2023, and that I, as Executive Vice President, was responsible for the preparation of this report of third party.

2.

That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 12 years of experience in oil and gas reservoir studies and reserves evaluations.

\s\ Dilhan Ilk
Dilhan Ilk, P.E.
{SEAL}	Executive Vice President
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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2023 will be approximately $3,600,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $207,073,331 at January 1, 2022 to $327,149,176 at January 1, 2023. This increase resulted primarily from the commodity prices used in the calculation of such amount, from an average price of $63.57 per barrel of oil, $22.21 per barrel of NGL and $3.224 per Mcf of gas at January 1, 2022 to an average price of $91.29 per barrel of oil, $35.45 per barrel of NGL and $5.682 per Mcf of gas at January 1, 2023.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 13, 2023, NYMEX posted oil prices were approximately $80.14 per barrel, which compared to the average posted price of $94.14 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 13, 2023, NYMEX posted gas prices were $2.42 per million British thermal units. The use of such price, as compared to the average posted price of $3.91 per million British thermal units, used to calculate future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

At February 8, 2023, there were 14,579,345 Units outstanding and approximately 914 Unit holders of record.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2020, 2021 and 2022.

Royalty income during 2022 increased approximately $64,845,000, or 106.5 percent, compared to 2021 royalty income, which had increased approximately $24,571,000, or 67.6 percent, from 2020 royalty income.

Revenues generated by sales of oil and gas increased in 2022 from 2021 as a result of higher oil and gas prices ($48.3 million) and increased production of natural gas ($24.0 million); offset somewhat by decreased oil production volumes ($2.1 million) and higher operating expenses and taxes ($5.3 million).

Gas volumes increased from 10,070,366 thousand cubic feet (“Mcf”) in 2021 to 14,092,037 Mcf in 2022 after increasing from 8,015,576 Mcf in 2020. The average price per Mcf of gas received by the Trust increased from $3.20 in 2021 to $5.96 in 2022 after increasing from $1.70 in 2020. The COVID-19 pandemic that hit in March 2020 and the subsequent sharp decrease in demand due to lockdowns worldwide pushed the price of natural gas to historic lows. The restrictions in activity through the rest of 2020 and the economic uncertainty that went with it continued to put pressure on natural gas prices. When the lockdowns began to ease in 2021, the subsequent rise in demand allowed natural gas prices to rise. Cold weather in the last quarter of 2021 also contributed to higher prices. In February 2022, Russia invaded Ukraine and the resulting uncertainty due to the war and sanctions imposed on Russia drove the price of natural gas up significantly, peaking in the summer. Once international markets absorbed the effects of Russia’s inability to sell gas to the EU and other countries, the price of natural gas began to ease somewhat.

Oil volumes sold decreased to 608,140 barrels (“Bbls”) in 2022 from 631,660 Bbls in 2021 after decreasing from 700,177 Bbls in 2020. The average sales price of oil increased to $90.41 per Bbl in 2022, from $57.95 per Bbl in 2021 after increasing from $41.63 per Bbl in 2020. For the first two months of 2020, oil prices were high until COVID-19 was discovered in the U.S. in March. The subsequent lockdowns led to a steep decrease in demand, causing the spot price of oil briefly to go negative. The price of oil recovered somewhat in the third and fourth quarters of 2020 as restrictions began to ease. This price recovery continued throughout 2021 as COVID restrictions continued to be eased around the U.S., resulting in an increase in the demand of oil. In February 2022, Russia invaded Ukraine and the uncertainty of war and the sanctions that were imposed on Russia drove the price of oil to historic levels where they peaked in June. The price continued to stay somewhat elevated through the end of the year, albeit not as high as in the summer.

Louis Werner Sawmill Audit and Review

During 2021-2022, significant activity was initiated by operators to drill and bring to production over 30 horizontal wells in the Haynesville shale play in the Panola County leases. This resulted in over 9 bcf of gas being produced, generating $33.3 million of net revenue to the Trust. Additional audit and review of ownerships in Panola County resulted in an additional $345,000 of revenue to be correctly paid to the Trust. These reviews will continue, however, it is considered to be complete at this time.

Interest income was approximately $232,000 in 2022, which had increased from approximately $6,000 in 2021, which had decreased from approximately $31,000 in 2020. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $3,287,400 in 2022 from approximately $3,054,000 in 2021. This increase was caused mainly by increases in legal and professional services of approximately $329,900 and an increase in revenue processing of approximately $117,900. These increases were offset somewhat by decreases due to the timing of payment of expenses to digitize certain permanent files of approximately $174,900, a decrease in the Escrow Agent/Trustee fees of approximately $46,600 and a decrease in Unitholder services of approximately $3,400.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In August 2020, the Trust received a refund of $122,556 (tax year 2018) from the State of New Mexico and in December 2019, the Trust received a refund of $86,535 (tax year 2017) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of New Mexico refunded the withheld taxes, and the refund was included as royalty income in the Trust’s September 2020 and January 2020 distributions, respectively.

The Trust did file tax returns for 2020 and 2021 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2022 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

3. Reserve Disclosure

The SEC and the Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2022.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2020 and 2022. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2022	$90.41	$5.96
2021	57.95	3.20
2020	41.63	1.70

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

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2022 and 2021, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2022 and 2021, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Dallas, Texas

February 28, 2023

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2022	2021
Assets
Cash and short-term investments	$16,170,491	$16,187,221
Royalty interests in oil and gas properties less accumulated amortization of $22,289,693 (2022) and $22,258,575 (2021)	112,492	131,985

Total	$16,282,983	$16,319,206

Liabilities and Trust Corpus
Trust expenses payable	$210,757	$246,150
Other payables (Note 4)	4,662,720	1,167,691

Total liabilities	4,873,477	1,413,841
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	11,409,506	14,905,365

Total	16,282,983	$16,319,206

Statements of Distributable Income

	Year Ended December 31,
	2022	2021	2020
Royalty Income	$125,749,358	60,904,253	$36,333,273
Interest Income	231,935	5,815	30,601

Total	125,981,293	60,910,068	36,363,874
General and administrative expenses (Note 6)	3,287,420	3,054,186	3,057,247

Distributable income	$122,693,873	$57,855,882	$33,306,627

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$8.42	$3.97	$2.28

Statements of Changes in Trust Corpus

	2022	2021	2020
Trust corpus, beginning of year	$14,909,990	$3,987,564	$5,647,763
Amortization of royalty interests	(24,118)	(24,118)	(25,237)
Distributable income	122,693,873	57,855,882	33,306,627
Distributions to unit holders (Note 3)	(126,170,239)	(46,909,338)	(34,941,589)

Trust corpus, end of year	$11,409,506	$14,909,990	$3,987,564

Distributions per unit (Note 3)	$8.65	$3.22	$2.40

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

Argent Trust Company (the “Trustee”), acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

On November 4, 2021, Simmons Bank, as Trustee, announced that it had entered into an agreement with Argent Trust Company (“Argent”), pursuant to which Simmons Bank would resign as trustee of the Trust and would nominate Argent as successor trustee of the Trust. At a special meeting of Trust Unit holders, the Unit holders approved the appointment of Argent as successor trustee of the Trust. Simmons Bank’s resignation as trustee, and Argent’s appointment as successor trustee, became effective December 30, 2022.

The defined term “Trustee” as used herein shall refer to Bank of America, N.A. for periods prior to May 30, 2014, shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018, shall refer to Simmons Bank for periods from February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

The proceeds of production from the Royalty Properties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in Louisiana. Argent now serves as Trustee of the Sabine Louisiana Royalty Trust, since Louisiana law now permits an out-of-state company to act in this capacity. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2022.

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

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent, EIN 62-1437218, 2911 Turtle Creek Blvd., Ste. 850, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes. In August 2020, the Trust received a refund of $122,556 (tax year 2018) from the State of New Mexico and in December 2019, the Trust received a refund of $86,535 (tax year 2017) from the State of New Mexico. These refunds represented taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of New Mexico by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders. Therefore, the State of New Mexico refunded the withheld taxes, and the refund was included as royalty income in the Trust’s September 2020 and January 2020 distributions, respectively.

The Trust did file tax returns for 2020 and 2021 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2022 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2022	2021
Royalty receipts in suspense pending verification of ownership interest or title	$4,662,720	$1,167,691

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

5. Subsequent Events

Distributions

Subsequent to December 31, 2022, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 7, 2023	January 17, 2023	January 31, 2023	$0.631510
February 3, 2023	February 14, 2023	February 28, 2023	$0.637300

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2022	2021	2020
Trustee’s fee	$422,011	$433,662	$427,090
Escrow agent fee paid to Trustee	1,266,038	1,300,989	1,281,263
Professional fees	792,277	462,347	458,220
Unit holders’ services fees	395,359	398,784	356,021
Other	411,735	458,404	534,653

Total General and Administrative Expenses	3,287,420	3,054,186	3,057,247

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2022 and 2021 (in thousands, except per Unit amounts):

2022	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$23,930	$23,014	$1.58
Second Quarter	28,027	27,308	1.87
Third Quarter	39,950	39,090	2.68
Fourth Quarter	33,842	33,282	2.29

	$125,749	$122,694	$8.42

2021	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$9,743	$8,959	$0.61
Second Quarter	12,950	12,159	0.84
Third Quarter	14,487	13,777	0.94
Fourth Quarter	23,724	22,961	1.58

	$60,904	$57,856	$3.97

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2020	7,063	35,421
Revisions of previous statements	60	11,194
Production	(793)	(6,730)

December 31, 2020	6,330	39,885
Revisions of previous statements	121	8,521
Production	(431)	(5,657)

December 31, 2021	6,020	42,749
Revisions of previous statements	377	14,270
Production	(438)	(9,635)

December 31, 2022	5,959	47,384

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2020	5,170	1,893	35,421
December 31, 2020	4,984	1,346	39,885
December 31, 2021	4,802	1,219	42,749
December 31, 2022	4,660	1,300	47,384

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($94.14 per Bbl and $3.91 per MMBtu, respectively) during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $91.29 per barrel of oil, $35.45 per barrel of NGL, and $5.68 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2022	2021	2020
Future net cash inflows	$657,947	$414,216	$229,431
Discount of future net cash flows @ 10%	(330,798)	(207,143)	(108,662)

Standardized measure of discounted future net cash inflows	$327,149	$207,073	$120,769

The change in the standardized measure of discounted future net cash inflows for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Standardized measure of discounted future net cash flows, January 1,	$207,073	$120,769	$158,710
Royalty income, net of severance and ad valorem taxes	(125,749)	(60,904)	(36,333)
Changes in prices, net of related costs	118,200	99,865	(47,720)
Revisions of previous estimates and other	106,918	35,266	30,241
Accretion of discount	20,707	12,077	15,871

Standardized measure of discounted future net cash flows, December 31,	$327,149	$207,073	$120,769

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 13, 2023, NYMEX posted oil prices were approximately $80.14 per barrel, which compared to the average posted price of $94.14 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 13, 2023, NYMEX posted gas prices were $2.42 per million British thermal units. The use of such price, as compared to the average posted price of $3.91 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its share of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the location of the principal place of business of the Trust, which is Texas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2022, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2022, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2022 based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2022 and 2021 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

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

Code of ethics.     Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Argent Trust Company, must comply with the company’s code of ethics which may be found in the employee handbook.

Audit Committee.    The Trust has no directors and therefore has no audit committee or audit committee financial expert.

Nominating Committee.    The Trust has no directors and therefore has no nominating committee.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 10, 2023, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Christopher B. Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	809,705(1)	5.6%

(1)

Pursuant to a Schedule 13G/A filed February 10, 2023, Christopher B. Sarofim reported as of December 31, 2022, he directly and through certain entities of which he is a controlling person beneficially owned 809,705 Units, of which he had sole voting and dispositive power with respect to 608,107 Units and shared voting and dispositive power with respect to 201,598 Units.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.    The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2022 and 2021 are:

	2022	2021
Audit fees—Weaver and Tidwell, L.L.P.	$95,280	$111,020
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$35,489	$28,218
All other fees(1)	$13,364	$12,480

(1)

FORVIS (formerly BKD) was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent” report, as per the Trust agreement, which is filed as Exhibit 99 to this Form 10-K.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2022 and 2021

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2022

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2022

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)		–	Sabine Corporation Amended and Restated Royalty Trust Agreement effective as of May 22, 2014 (incorporated by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

(b)		–	Amendment No. 1 to the Amended and Restated Royalty Trust Agreement of Sabine Royalty Trust, dated May 2, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 6, 2022).

(c)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)		–	Consent of DeGolyer and MacNaughton.

(31)		–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)		–	Certification by Argent, Trustee of Sabine Royalty Trust, dated February 28, 2023 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(99)		–	Report dated February 27, 2023 of the special purpose statement of Fees and Expenses paid by Sabine Royalty Trust to Simmons Bank, as Trustee and Escrow Agent.

*	Exhibit 4(c) is incorporated herein by reference to Exhibit 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: ARGENT TRUST COMPANY, Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper SVP, Royalty Trust Management

Date: February 28, 2023

(The Registrant has no directors or executive officers.)