Form 10-Q
period 2023-03-31
SABINE ROYALTY TRUST
filed 2023-05-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Number of units of beneficial interest outstanding at May 8, 2023: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2022 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2023, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of March 31, 2023 and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2022, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 28, 2023 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2022, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 8, 2023

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	March 31, 2023 (UNAUDITED)	December 31, 2022
Assets
Cash and short-term investments		$14,436,850	$16,170,491
Royalty interests in oil and gas properties (less accumulated amortization of $22,288,539 and $ 22,289,693 at March 31, 2023 and December 31, 2022)		106,646	112,492

TOTAL		$14,543,496	$16,282,983

Liabilities and Trust Corpus
Trust expenses payable	4	$458,952	$210,757
Other payables	4	1,689,051	4,662,720

		2,148,003	4,873,477
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		12,395,493	11,409,506

TOTAL		$14,543,496	$16,282,983

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2023	2022
Royalty Income		$27,135,286	$23,930,315
Interest Income		247,016	2,748

Total		27,382,302	23,933,063
General and administrative expenses		(1,105,802)	(918,583)

Distributable Income		$26,276,500	$23,014,480
Distributable Income per unit (14,579,345 units)	1,3,5	$1.80	$1.58

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2023	2022
Trust corpus, beginning of period		$11,409,506	$14,909,990
Amortization of royalty interests		(5,846)	(6,799)
Distributable income		26,276,500	23,014,480
Distributions	3	(25,284,667)	(25,052,127)

Trust corpus, end of period		$12,395,493	$12,865,544

Distributions per unit (14,579,345 units)	3	$1.73	$1.72

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. TRUST ORGANIZATION AND PROVISIONS

Sabine Royalty Trust (the “Trust”) was established by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation (“Sabine”) of royalty and mineral interests, including landowner’s royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipator interests, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the “Royalties”).

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982, to Sabine’s shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock. In connection with the transfer of the Royalties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. In May 1988, Sabine was acquired by Pacific Enterprises (“Pacific”), a California corporation. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. On January 1, 1993, Pacific (USA) completed the sale of substantially all its producing oil and gas assets to a third party. The sale did not include executive rights relating to the Royalties and Pacific (USA)’s ownership of such rights was not affected by the sale. Those rights were transferred to Sempra Energy as a result of the merger. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred its interests and rights to RJ Holdings, Inc. (“RJH”) as of June 1, 2021. The acquisitions and mergers had no effect on the Units. RJ Holdings, Inc. as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. References herein to RJ Holdings, Inc. shall be deemed to include Sabine Corporation where appropriate. The Units are listed and traded on the New York Stock Exchange.

Argent Trust Company (the “Trustee”), acts as trustee of the Trust. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

On November 4, 2021, Simmons Bank, as trustee, announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which Simmons Bank would be resigning as trustee of the Trust and would nominate Argent as successor trustee of the Trust. Simmons Bank’s resignation as trustee, and Argent’s appointment as successor trustee, became effective December 30, 2022.

The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018, shall refer to Simmons Bank for periods on and after February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

Texas does not impose an individual income tax. Texas imposes a franchise tax at a rate of 0.75% on gross revenues less certain deductions, as specifically set forth in the Texas franchise tax statutes. Entities subject to the Texas franchise tax generally include trusts and most other types of entities that provide limited liability protection, unless otherwise exempt. Trusts that receive at least 90% of their federal gross income from certain passive sources, including royalties from mineral properties and other non-operated mineral interest income, and do not receive more than 10% of their income from operating an active trade or business generally are exempt from the Texas franchise tax as “passive entities.” The Trust has been and expects to continue to be exempt from Texas franchise tax as a passive entity. Because the Trust should be exempt from Texas franchise tax at the Trust level as a passive entity, each Unit holder that is a taxable entity under the Texas franchise tax generally will be required to include its portion of Trust revenues in its own Texas franchise tax computation. This revenue is sourced to Texas under provisions of the Texas Administrative Code providing that such income is sourced according to the principal place of business of the Trust, which is Texas.

Unit holders should consult their tax advisor regarding the possible state tax implications of owning Trust Units.

3. DISTRIBUTION TO UNIT HOLDERS

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined on a monthly basis. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Due to the fact that oil and natural gas prices have been unusually volatile in recent history, the Trustee maintains an expense reserve. The expense reserve was established to allow the Trustee to pay general and administrative expenses even if there were not sufficient funds generated from monthly royalty income to pay such expenses. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
April 6, 2023	April 17, 2023	April 28, 2023	$0.699540
May 4, 2023	May 15, 2023	May 30, 2023	$0.499000

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Prices increased significantly beginning in 2021 and continued into the second quarter of 2022 before falling a bit in the third quarter 2022, primarily because the restrictions due to the novel coronavirus (“COVID-19”) had mostly been lifted. The price of oil and natural gas has fallen somewhat in the first quarter of 2023 due to less demand resulting from higher-than-normal inflation and an oversupply of the commodities. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2022. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2023 was $26,276,500, or $1.80 per unit. Royalty income for the three months ended March 31, 2023 amounted to $27,135,286 while interest income was $247,016. General and administrative expenses totaled $1,105,802 for the three months ended March 31, 2023.

Distributions during the period were $0.631510, $0.637300, and $0.465470 per Unit payable to Unit holders of record on January 17, February 15, and March 15, 2023, respectively.

Royalty income for the quarter ended March 31, 2023 increased approximately $3,205,000, or 13%, compared with the first quarter of 2022. This increase was primarily the result of higher prices for oil ($1.2 million), higher production for both oil and natural gas ($2.4 million), and lower taxes and operating expenses ($0.4 million).

Compared to the preceding quarter ended December 31, 2022, royalty income decreased approximately $6,707,000, or 20%, due mainly to decreases in the price of both oil and natural gas ($9.2 million), and a decrease in the production of natural gas ($2.0 million). These decreases were offset somewhat by an increase in the production of oil ($1.9 million) and lower taxes and operating expenses ($2.7 million).

The following table illustrates average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	March 31,	March 31,	December 31,
	2023	2022	2022
Production
Oil (Bals)	160,803	151,540	136,649
Gas (Mcfs)	3,356,074	3,016,260	3,761,498
Average Price
Oil (per Bbl)	$80.35	$72.70	$89.39
Gas (per Mcf)	$4.99	$5.00	$7.12

Gas royalty income received for the three months ended March 31, 2023, related primarily to production for October through December 2022. The average price of gas reported by the Henry Hub for the same time period was $4.99 per Mcf. The average price of gas for the Henry Hub was $2.36 per Mcf for January through March 2023. Oil royalty income for the three months ended March 31, 2023 related primarily to production for November 2022 through January 2023. The average price of oil as reported by NYMEX for that time period was $79.67 per barrel. The average price of oil was $75.93 per barrel for January through March 2023. As of May 1, 2023, the average price of gas for the Henry Hub was $2.02 per Mcf and the average price of oil reported by NYMEX was $75.65 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2023 increased $244,300 compared with the first quarter of 2022. Compared to the preceding quarter ended December 31, 2022, interest income increased $138,500. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended March 31, 2023 increased by approximately $187,200 compared to the same quarter of 2022 primarily due to an increase in in the Escrow Agent/Trustee fees of approximately $160,300 and an increase due to the timing of payment of legal and professional services of approximately $37,300. These increases were partially offset by a decrease due to the timing of payment of printing and unitholder information services of approximately $10,400.

Compared to the previous quarter ended December 31, 2022, general and administrative expenses increased approximately $437,000 primarily due to an increase in the Escrow Agent/Trustee fees of approximately $176,500, an increase due to the timing of payment of legal and professional services of approximately $158,300, an increase due to the timing of payment of the annual New York Stock Exchange listing fee of $80,000 and an increase due to the timing of payment of printing and unitholder information services of approximately $22,200.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. No material change to such risk factors has occurred during the three months ended March 31, 2023.

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
Ron E. Hooper
SVP, Royalty Trust Services

Date: May 8, 2023

(The Trust has no directors or executive officers.)