Form 10-Q
period 2023-06-30
SABINE ROYALTY TRUST
filed 2023-08-04
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 1-8424

SABINE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Argent Trust

Company

3838 Oak Lawn Ave

Suite 1720

Dallas, Texas 75219-4518

(Address of principal executive offices) (Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

Park Place

2911 Turtle Creek Blvd., Suite 850

Dallas, Texas 75219

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

Number of units of beneficial interest outstanding at August 4, 2023: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2022 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2023, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of June 30, 2023, and for the three-month and six-month periods ended June 30, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of June 30, 2023 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 4, 2023

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	June 30, 2023 (UNAUDITED)	December 31, 2022
Assets
Cash and short-term investments		$8,445,273	$16,170,491
Royalty interests in oil and gas properties (less accumulated amortization of $22,293,455 and $ 22,282,693 at June 30, 2023 and December 31, 2022)		101,730	112,492

TOTAL		$8,547, 003	$16,282,983

Liabilities and Trust Corpus
Trust expenses payable	4	$353,015	$210,757
Other payables	4	1,330,058	4,662,720

		1,683,073	4,873,477
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,863,930	11,409,506

TOTAL		$8,547,003	$16,282,983

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2023	2022
Royalty Income		$17,433,846	$28,027,084
Interest Income		154,709	14,322

Total		17,588,555	28,041,406
General and administrative expenses		(889,719)	(733,896)

Distributable Income		$16,698,836	$27,307,510
Distributable Income per unit (14,579,345 units)	1,3,5	$1.15	$1.87

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2023	2022
Royalty Income		$44,569,132	$51,957,399
Interest Income		401,725	17,070

Total		44,970,857	51,974,469
General and administrative expenses		(1,995,521)	(1,652,479)

Distributable Income		$42,975,336	$50,321,990
Distributable Income per unit (14,579,345 units)	1,3,5	$2.95	$3.45

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2023	2022
Trust corpus, beginning of period		$12,395,493	$12,865,544
Amortization of royalty interests		(4,916)	(7,552)
Distributable income		16,698,836	27,307,510
Distributions	3	(22,225,483)	(29,934,749)

Trust corpus, end of period		$6,863,930	$10,230,753

Distributions per unit (14,579,345 units)	3	$1.52	$2.05

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2023	2022
Trust corpus, beginning of period		$11,409,506	$14,909,990
Amortization of royalty interests		(10,762)	(14,351)
Distributable income		42,975,336	50,321,990
Distributions	3	(47,510,150)	(54,986,876)

Trust corpus, end of period		$6,863,930	$10,230,753

Distributions per unit (14,579,345 units)	3	$3.26	$3.77

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
July 7, 2023	July 17, 2023	July 31, 2023	$0.320470
August 4, 2023	August 15, 2023	August 29, 2023	$0.298580

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Prices increased significantly beginning in 2021 and continued into the second quarter of 2022 before falling a bit in the third quarter 2022, primarily because the restrictions due to the novel coronavirus (“COVID-19”) had mostly been lifted. The price of oil and natural gas has continued to remain lower in the second quarter of 2023 than the prices in 2022 due to continued lower demand resulting from higher-than-normal inflation and an oversupply of the commodities. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2022. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2023 was $16,698,836, or $1.15 per unit. Royalty income for the three months ended June 30, 2023 amounted to $17,433,846 while interest income was $154,709. General and administrative expenses totaled $889,719 for the three months ended June 30, 2023.

Distributions during the period were $0.699540, $0.499000, and $0.325910 per Unit payable to Unit holders of record on April 17, May 15, and June 15, 2023, respectively.

Royalty income for the quarter ended June 30, 2023 decreased approximately $10,593,000, or 38%, compared with the second quarter of 2022. This decrease was primarily the result of lower prices for both oil and natural gas ($9.3 million), and lower production for natural gas ($2.3 million), partially offset by lower taxes and operating expenses ($0.6 million) and higher oil production ($0.4 million).

Compared to the preceding quarter ended March 31, 2023, royalty income decreased approximately $9,701,000, or 36%, due mainly to decreases in the price of both oil and natural gas ($8.3 million), and decreases in the production of both oil and natural gas ($2.1 million). These decreases were offset somewhat by lower taxes and operating expenses ($0.7 million).

Royalty income for the six months ended June 30, 2023, decreased approximately $7,388,000 or 14% compared to the same time period in 2022. This decrease was due mainly to lower natural gas and oil prices ($6.9 million), and lower natural gas production ($1.7 million). These decreases were tempered somewhat by an increase in the production of oil ($1.1 million) and lower taxes and operating expenses ($0.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	June 30, 2023	June 30, 2022	March 31, 2023
Production
Oil (Bals)	159,548	153,940	160,803
Gas (Mcfs)	2,676,099	3,436,772	3,356,074
Average Price
Oil (per Bbl)	$70.83	$94.23	$80.35
Gas (per Mcf)	$2.98	$4.63	$4.99

	Six-Months Ended
	June 30, 2023	June 30, 2022
Production
Oil (Bbls)	320,351	305,480
Gas (Mcfs)	6,032,173	6,453,032
Average Price
Oil (Bbls)	$75.61	$83.55
Gas (Mcfs)	$4.10	$4.80

Gas royalty income received for the three months ended June 30, 2023, related primarily to production for January through March 2023. The average price of gas reported by the Henry Hub for the same time period was $2.38 per Mcf. The average price of gas for the Henry Hub was $2.16 per Mcf for January through June 2023. Oil royalty income for the three months ended June 30, 2023 related primarily to production for February through April 2023. The average price of oil as reported by NYMEX for that time period was $76.31 per barrel. The average price of oil was $74.73 per barrel for January through June 2023. As of July 24, 2023, the average price of gas for the Henry Hub was $2.41 per Mcf and the average price of oil reported by NYMEX was $78.81 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2023 increased $140,400 compared with the second quarter of 2022. Compared to the preceding quarter ended March 31, 2023, interest income decreased $92,300. Interest income for the six months ended June 30, 2023 increased approximately $384,700 compared to the same period in 2022. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2023 increased by approximately $155,800 compared to the same quarter of 2022 primarily due to increases in printing and unitholder services of approximately $169,600 and the Escrow Agent/Trustee fees of approximately $93,900. These increases were partially offset by a decrease in legal and professional services of approximately $107,700.

Compared to the previous quarter ended March 31, 2023, general and administrative expenses decreased approximately $216,100 primarily due to decreases in legal and professional services of approximately $243,000 a decrease in Escrow Agent/Trustee fees of approximately $61,700, and a decrease due to the timing of payment of the annual New York Stock Exchange listing fee of $80,000. These decreases were offset somewhat by an increase in printing and unitholder information services of approximately $168,600.

General and administrative expenses increased approximately $343,000 for the six months ended June 30, 2023, compared to the same time period in 2022 due primarily to an increase in Escrow Agent/Trustee fees of approximately $254,300 and an increase in printing and unitholder services of approximately $153,200. These increases were tempered somewhat by a decrease in legal and professional services of approximately $64,500.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. No material change to such risk factors has occurred during the three and six months ended June 30, 2023.

Items 2-4 not applicable.

Item 5. Other Information.

(c) The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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
Ron E. Hooper
SVP, Royalty Trust Services

Date: August 4, 2023

(The Trust has no directors or executive officers.)