Form 10-Q
period 2023-09-30
SABINE ROYALTY TRUST
filed 2023-11-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Number of units of beneficial interest outstanding at November 7, 2023: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2022 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2023, and the distributable income and the changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of September 30, 2023, and for the three-month and nine-month periods ended September 30, 2023 and 2022, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of September 30, 2023 and the related condensed statements of distributable income and changes in trust corpus for the three-month and nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed interim financial statements or interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 7, 2023

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

	Note	September 30, 2023 (UNAUDITED)	December 31, 2022
Assets
Cash and short-term investments		$9,649,086	$16,170,491
Royalty interests in oil and gas properties (less accumulated amortization of $22,298,735 and $22,282,693 at September 30, 2023 and December 31, 2022)		96,450	112,492

TOTAL		$9,745,536	$16,282,983

Liabilities and Trust Corpus
Trust expenses payable	4	$295,161	$210,757
Other payables	4	3,200,863	4,662,720

		3,496,024	4,873,477
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,249,512	11,409,506

TOTAL		$9,745,536	$16,282,983

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2023	2022
Royalty Income		$14,364,695	$39,949,876
Interest Income		128,927	106,335

Total		14,493,622	40,056,211
General and administrative expenses		(766,161)	(966,132)

Distributable Income		$13,727,461	$39,090,079
Distributable Income per unit (14,579,345 units)	1,3,5	$0.94	$2.68

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2023	2022
Royalty Income		$58,933,827	$91,907,275
Interest Income		530,652	123,405

Total		59,464,479	92,030,680
General and administrative expenses		(2,761,682)	(2,618,611)

Distributable Income		$56,702,797	$89,412,069
Distributable Income per unit (14,579,345 units)	1,3,5	$3.89	$6.13

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2023	2022
Trust corpus, beginning of period		$6,863,930	$10,230,753
Amortization of royalty interests		(5,280)	(8,588)
Distributable income		13,727,461	39,090,079
Distributions	3	(14,336,599)	(32,298,937)

Trust corpus, end of period		$6,249,512	$17,013,307

Distributions per unit (14,579,345 units)	3	$0.98	$2.22

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2023	2022
Trust corpus, beginning of period		$11,409,506	$14,909,990
Amortization of royalty interests		(16,042)	(22,939)
Distributable income		56,702,797	89,412,069
Distributions	3	(61,846,749)	(87,285,813)

Trust corpus, end of period		$6,249,512	$17,013,307

Distributions per unit (14,579,345 units)	3	$4.24	$5.99

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
October 6, 2023	October 16, 2023	October 30, 2023	$0.278690
November 3, 2023	November 15, 2023	November 29, 2023	$0.720840

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2023.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Prices increased significantly beginning in 2021 and continued into the second quarter of 2022 before falling a bit in the third quarter 2022, primarily because the restrictions due to the novel coronavirus (“COVID-19”) had mostly been lifted. The price of oil and natural gas has continued to remain lower through mid-2023 than the prices in 2022 due to continued lower demand resulting from higher-than-normal inflation and an oversupply of the commodities. In the latter part of the third quarter of 2023, the price of oil and gas began to increase, due mainly to OPEC cutting oil production. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2022. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2023, was $13,727,461, or $0.94 per unit. Royalty income for the three months ended September 30, 2023, amounted to $14,364,695 while interest income was $128,927. General and administrative expenses totaled $766,161 for the three months ended September 30, 2023.

Distributions during the period were $0.320470, $0.298580, and $0.364300 per Unit payable to Unit holders of record on July 17, August 15, and September 15, 2023, respectively.

Royalty income for the quarter ended September 30, 2023, decreased approximately $25,585,000, or 64%, compared with the third quarter of 2022. This decrease was primarily the result of lower prices for both oil and natural gas ($23.8 million), and lower production for both oil and natural gas ($3.6 million), partially offset by lower taxes and operating expenses ($1.9 million).

Compared to the preceding quarter ended June 30, 2023, royalty income decreased approximately $3,069,000, or 18%, due mainly to lower natural gas prices ($2.7 million) and a decrease in the production of oil ($1.4 million). These decreases were offset somewhat by an increase in the production of natural gas ($0.8 million), higher oil prices ($0.2 million), and lower taxes and operating expenses ($0.1 million).

Royalty income for the nine months ended September 30, 2023, decreased approximately $33,000,000 or 36% compared to the same time period in 2022. This decrease was due mainly to lower natural gas and oil prices ($29.7 million), and lower natural gas production and oil production ($5.3 million). These decreases were tempered somewhat by an increase to royalty income in the form of lower taxes and operating expenses ($2.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	September 30, 2023	September 30, 2022	June 30, 2023
Production
Oil (Bals)	140,084	166,010	159,548
Gas (Mcfs)	3,061,615	3,962,021	2,676,099
Average Price
Oil (per Bbl)	$71.83	$103.89	$70.83
Gas (per Mcf)	$1.96	$6.63	$2.98

	Nine-Months Ended
	September 30, 2023	September 30, 2022
Production
Oil (Bbls)	460,435	471,490
Gas (Mcfs)	9,093,788	10,415,053
Average Price
Oil (Bbls)	$74.46	$90.71
Gas (Mcfs)	$3.38	$5.50

Gas royalty income received for the three months ended September 30, 2023, related primarily to production for April through June 2023. The average price of gas reported by the Henry Hub for the same time period was $1.95 per Mcf. The average price of gas for the Henry Hub was $2.22 per Mcf for January through September 2023. Oil royalty income for the three months ended September 30, 2023, related primarily to production for May through July 2023. The average price of oil as reported by NYMEX for that time period was $72.56 per barrel. The average price of oil was $77.27 per barrel for January through September 2023. As of October 30, 2023, the average price of gas for the Henry Hub was $2.85 per Mcf and the average price of oil reported by NYMEX was $83.03 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2023, increased $22,600 compared with the third quarter of 2022. Compared to the preceding quarter ended June 30, 2023, interest income decreased $25,800. Interest income for the nine months ended September 30, 2023, increased approximately $407,200 compared to the same period in 2022. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2023, decreased by approximately $200,000 compared to the same quarter of 2022 primarily due to decreases in legal and professional services of approximately $271,600 and printing and Unit holder information services of approximately $35,900. These decreases were partially offset by an increase in Escrow Agent/Trustee fees of approximately $107,500.

Compared to the previous quarter ended June 30, 2023, general and administrative expenses decreased approximately $123,600 primarily due to decreases in printing and Unit holder information services of approximately $169,700. These decreases were offset somewhat by an increase in legal and professional services of approximately $44,200, along with an increase in Escrow Agent/Trustee fees of approximately $1,900.

General and administrative expenses increased approximately $143,100 for the nine months ended September 30, 2023, compared to the same time period in 2022 due primarily to an increase in Escrow Agent/Trustee fees of approximately $361,800 and an increase in printing and Unit holder services of approximately $123,800. These increases were tempered somewhat by a decrease in legal and professional services of approximately $342,500.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2023.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. No material change to such risk factors has occurred during the three and nine months ended September 30, 2023.

Items 2-4 not applicable.

Item 5. Other Information.

(c) The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number and Description

4(a)*	Sabine Corporation Amended and Restated Royalty Trust Agreement effective as of May 22, 2014.

(b)**	Amendment No. 1 to the Amended and Restated Royalty Trust Agreement of Sabine Royalty Trust, dated May 2, 2022

(c)***	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined by InterFirst Bank Dallas, N.A., as trustee. (P)

31	Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit 4(a) is incorporated herein by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
**	Exhibit 4(b) is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed May 6, 2022.
***	Exhibit 4(c) is incorporated herein by reference to Exhibit 4(b) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SABINE ROYALTY TRUST

By:	Argent Trust Company, Trustee

By:	/s/ Nancy Willis
Nancy Willis
Vice President

Date: November 7, 2023

(The Trust has no directors or executive officers.)