Form 10-K
period 2023-12-31
SABINE ROYALTY TRUST
filed 2024-02-29
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 1-8424

Sabine Royalty Trust

(Exact name of registrant as specified in its charter)

Texas	75-6297143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company 3838 Oak Lawn Avenue, Suite 1720 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 855-588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units of Beneficial Interest	SBR	New York Stock Exchange

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

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $961 million.

At February 29, 2024 there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (as amended, the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation, as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). In accordance with the successor trustee provisions of the Trust Agreement, Argent, as trustee of the Trust (the “Trustee”) is subject to all terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219. The telephone number of the trust is 1-855-588-7839.

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

In May 1988, Sabine Corporation was acquired by Pacific Enterprises. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into

Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, Inc. as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. References herein to RJ Holdings, Inc. shall be deemed to include Sabine Corporation where appropriate.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the Trust for 2023 were $3,564,339 of which, pursuant to the terms of the Trust Agreement, $67,800 was paid to Simmons Bank, as Trustee, and $203,200 was paid to Simmons Bank as escrow agent. $477,800 was paid to Argent Trust Company, as Trustee, and $1,433,600 was paid to Argent Trust Company, as escrow agent, respectively.

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

Duration of Trust

The Trust is irrevocable and neither Pacific (USA) nor RJ Holdings has the power to terminate the Trust or, except with respect to certain corrective amendments, to alter or amend the terms of the Trust Agreement. The Trust will exist until it is terminated by (i) two successive fiscal years in which the Trust’s gross revenues from the Royalty Properties are less than $2,000,000 per year, (ii) a vote of Unit holders as described below under “Voting Rights of Unit Holders” or (iii) operation of provisions of the Trust Agreement intended to permit compliance by the Trust with the “rule against perpetuities.”

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 23, 2024, there were 14,579,345 Units outstanding.

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

Equiniti Trust Company, LLC (formerly American Stock Transfer and Trust Company) serves as the transfer agent and registrar for the Units.

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

Widely Held Fixed Investment Trust Reporting Information

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent, EIN 62-1437218, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of Internal Revenue Service (the “Service”) Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

In May 1983, the Service ruled that the Trust is classified as a grantor trust for federal income tax purposes and not as an association taxable as a corporation. Accordingly, the income and deductions of the Trust are reportable directly by Unit holders for federal income tax purposes. The Service also ruled that Unit holders would be entitled to deduct cost depletion with respect to their investment in the Trust and that the transfer of a Unit in the Trust would be considered to be a transfer of a proportionate part of the Royalty Properties held by the Trust.

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

Unit holders must maintain records of their adjusted basis in their Trust Units (generally their cost less prior depletion deductions), make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Trust Units.

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

Unit holders of record on each Monthly Record Date are entitled to receive monthly distributions. See “Description of Units — Distributions of Distributable Income” above. The terms of the escrow agreement and the Trust Agreement, as described above, seek to assure that taxable income attributable to such distributions will be reported by the Unit holder who receives such distributions, assuming that such holder is the holder of record on the Monthly Record Date. In certain circumstances, however, a Unit holder may be required to report taxable income attributable to their Units but the Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust, income used to establish such reserve or to repay such loan will be reported by the Unit holder, even though such income is not distributed to the Unit holder.

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

Florida, Louisiana, Mississippi, New Mexico and Oklahoma. Florida does not impose an individual income tax. Florida imposes an income tax on resident and nonresident corporations (except for S corporations not subject to the built-in gains tax or passive investment income tax), which will apply to royalty income allocable to a corporate Unit holder from Royalty Properties located within Florida. Louisiana, Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from Royalty Properties located within these states. Although the Trust may be required to file information returns with taxing authorities in those states and provide copies of such returns to the Unit holders, because the Trust distributes all of its net income to Unit holders, the Trust should not be taxed at the Trust level in any of these states. The Royalty Properties that are located in such states should be considered economic interests in minerals for state income tax purposes.

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

Environmental Regulation

General. Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health, safety, or the protection of the environment are not expected to have a material adverse effect upon the Trust or Unit holders. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Royalty Properties, including the acquisition of a permit before conducting construction, drilling, production, underground injection or associated operational activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, disposed of, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the remediation of materials released in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; and the installation of emission monitoring and/or pollution control equipment. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal penalties; the imposition of investigatory or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill or production or storage site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, and comparable state laws impose liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that own or owned property where release of a “hazardous substance” occurred or contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In addition, from time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, on August 26, 2022, EPA announced a proposal to designate as hazardous substances under CERLA perfluorooctanoic acid and perfluorooctanesulfonic acid, which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent CERCLA imposes responsibility on such parties as “owners.”

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

For example, the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) and analogous state laws regulate the management and disposal of solid and hazardous waste. Although some wastes associated with the exploration and production of oil and natural gas are currently regulated as nonhazardous waste and are exempted from hazardous waste regulation under RCRA, this exemption is subject to being limited or lost, and the loss of this exemption would result in more stringent regulation of these types of waste. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In addition, in the ordinary course of operation of the Royalty Properties, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal and injection wells. EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal and injection wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin in Texas, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. In October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves (“NCR”) SRA and the Stanton SRA. Operators in the NCR SRA and Stanton SRAs were required to implement seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. Both the Gardendale and NCR SRAs were expanded in December 2022 in response to additional earthquakes in the area and, effective January 12, 2024, the RRC suspended all (totaling 23) deep disposal well permits in the NCR SRA. Such restrictions and requirements could limit the Royalty Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On November 20, 2023, EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge and subject to regulation under the CWA National Pollutant Discharge Elimination System permitting program and describing the types of information that should be used in the determination. Comments on the draft guidance were due to the agency by December 27, 2023, and to date EPA has not yet finalized the guidance. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

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

Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS”), has been in flux the past several years due to recent rulemaking and associated litigation concerning the WOTUS definition resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

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

Climate Change/Air Emissions. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have adopted climate change statutes and regulations, and within the first year of his presidency, President Biden signed an executive order to rejoin the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration has also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. The International Energy Agency (“IEA”) estimates in its World Energy Outlook 2023 that drivers of growth in global energy demand remain strong. However, the IEA predicts that oil and natural gas, along with coal, are each expected to reach their high point in global energy supply before 2030, with their combined percentage of global energy supply expected to drop below eighty percent (80%) before that time. In addition, the growth in demand for fossil fuels could be tempered and decrease further if the growth of China’s economy slows and investment in clean and efficient energy by it, as well as other high-energy-demand growth areas, such as India, Southeast Asia, and Africa, continues.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that GHGs are air pollutants under the Clean Air Act (“CAA”), EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA issued GHG monitoring and reporting regulations. Under those rules, since 2012, annual reporting of GHGs has been required for persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year. EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on methane emissions from oil and gas operations that are required to report their GHG emissions under the EPA’s GHG Reporting Rule. EPA’s proposed rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems,” was published on January 26, 2024, with comments due by March 11, 2024.

In addition, on May 23, 2023, EPA proposed new sources performance standards for GHG emissions from fossil fuel-fired stationary combustion turbine electricity generating units and from certain fossil-fuel fired steam generating units and supplemented the proposed rulemaking on November 20, 2023. The comment periods for these proposed rules ended August 8, 2023, and December 20, 2023, respectively, and EPA has not yet issued a final rule. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired electricity or steam generating units or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Underlying Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants. For example, on August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations, referred to as NSPS Subpart OOOO, apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In June 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other things, these new rules extend green completion requirements to newly fractured and re-fractured oil wells. Furthermore, in December 2023, EPA announced additional final NSPS OOOO program rules referred to as Subparts OOOOb and OOOOc, which once effective upon publication in the Federal Register, are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources; and will regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emissions for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of ongoing rulemakings and ongoing and expected legal challenges. Changes in the U.S. presidential administration following the 2024 presidential election could also affect the implementation of the NSPS Subpart OOOOb and OOOOc rules.

In part in response to the Inflation Reduction Act requirement for operators to pay royalties on “all gas that is consumed or lost by venting, flaring, or negligent releases through any equipment during upstream operations,” the BLM has since proposed but not yet finalized the 2022 Waste Prevention Rule, which was published in the Federal

Register on November 30, 2022, with comments due January 30, 2023, and is intended to replace the BLM’s existing venting and flaring requirements in its Notice to Lessees and Operators of Onshore Federal and Indian Oil and Gas Leases: Royalty or Compensation for Oil and Gas Lost (“NTL -4A”). These newly proposed rules could result in increased compliance costs of operation of Royalty Properties on federal and Indian lands.

In part in response to the Inflation Reduction Act requirement for operators to pay royalties on “all gas that is consumed or lost by venting, flaring, or negligent releases through any equipment during upstream operations,” the BLM has since proposed but not yet finalized the 2022 Waste Prevention Rule, which was published in the Federal Register on November 30, 2022, with comments due January 30, 2023, and is intended to replace the BLM’s existing venting and flaring requirements in its Notice to Lessees and Operators of Onshore Federal and Indian Oil and Gas Leases: Royalty or Compensation for Oil and Gas Lost (“NTL -4A”). These newly proposed rules could result in increased compliance costs of operation of Royalty Properties on federal and Indian lands.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Furthermore, in March 2022 the U.S. Securities and Exchange Commission (“SEC”) proposed rule amendments that would require public companies to disclose certain climate-related information in their public filings. If adopted, the new requirements are expected to be subject to a phase-in period. Ultimately, these initiatives could increase operational costs and make it more difficult for companies, including the companies that operate the Royalty Properties, to secure funding for exploration and production activities.

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

Prices

Oil

The Trust’s average per barrel oil price decreased from $90.41 in 2022 to $79.60 in 2023. The Trustee believes that the war in Ukraine and the resulting sanctions against Russia caused the availability of oil to decrease, which in turn put upward pressure on the price in 2022, with the peak price occurring in the summer of 2022, then declining through the rest of 2022 and the first few months of 2023. As 2023 went on, the price of oil did increase somewhat, but the average prices were still below that of the previous year.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2023 on natural gas volumes sold of $3.52 per Mcf represented a decrease from the $5.96 per Mcf average price received in 2022, due largely to lower supply in 2022 because of the war in Ukraine and the resulting sanctions against Russia. Like oil, natural gas prices peaked in the summer of 2022, decreasing somewhat afterwards.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•	political conditions in major oil producing regions, especially in Eastern Europe and the Middle East, including the conflicts between Russia and Ukraine and Israel and Hamas;

•	worldwide economic and geopolitical conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns, such as COVID-19;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources; and

•	the nature and extent of governmental regulation and taxation.

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

Terrorism, continued hostilities in Eastern Europe and the Middle East or other military campaigns could decrease Trust distributions or the market price of the Units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, continued hostilities in Eastern Europe and the Middle East, or other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in crude oil and natural gas prices, or the possibility that the infrastructure on which the operators developing the Royalty Properties rely could be a direct target or an indirect casualty of an act of terror.

Government action, policies or regulations designed to discourage production of, reduce demand for, or promote alternatives to oil and natural gas could impact the price of oil and natural gas produced on the Royalty Properties, directly as intended or through unintended consequences.

Governments around the world are considering actions intended to reduce GHG emissions by decreasing both the supply of and the demand for oil and natural gas products or by promoting alternatives. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. Depending on how policies are formulated and applied, such policies could impact the ability and costs of the operators of the Royalty Properties to supply products, demand for their products, or the competitiveness of hydrocarbon-based products, which in turn, could reduce royalty income to the Trust. Any policy that increases the costs for operators of the Royalty Properties or decreases market prices could have a material impact on the distributable income of the Trust.

The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state- sponsored actors.

The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

Pandemics or other public health concerns, such as COVID-19, or the novel coronavirus, and any measures taken to mitigate the impact of such health concerns, could have an adverse effect on the demand for oil and gas and the business and operations of the operators of the Royalty Properties, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the Royalty Properties , had and may in the future be adversely impacted by public health concerns such as COVID-19 and measures taken to mitigate its impact.

The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Future pandemics or other significant public health events could have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2023, which comments remain unresolved.

Item 1C. Cybersecurity

The Trust does not have a board of directors, so the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third party vendor, of the Trustee’s cyber risk management program.

Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See “Risk Factors – Business and Operational Risks – The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.”

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2023.

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

This broad exposure means that the Trust minerals are currently producing and under lease in virtually every major active play within these basins. In the Texas Gulf Coast, these plays include the Eagle Ford and Austin Chalk. In the East Texas Basin, active plays include the Travis Peak, Bossier and Haynesville. The Mississippi Salt Basin has not been as active in recent years, but there is still active production from the Hosston. The Anadarko Basin has seen extensive drilling in the Woodford and Mississippian formations in the STACK, SCOOP and MERGE areas. Additional drilling is taking place in the tight gas sands of western Oklahoma and the Texas panhandle. The Arkoma Basin also has Woodford production. A primary area of focus for the industry has been the Permian Basin. Multiple plays are present with some of the more active being the Spraberry, Bone Spring and Wolfcamp formations.

The following table summarizes the gross/net acreage by basin represented by the Royalty Properties at December 31, 2023.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of December 31, 2023 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Note 8 of the Notes to Financial Statements in Item 8 hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 12, 2024

Argent Trust Company

3838 Oak Lawn Avenue, Suite 1720

Dallas, Texas 75219

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of December 31, 2023, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 12, 2024. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Argent Trust Company acts as trustee of the Trust. Argent Trust Company has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of December 31, 2023. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2023. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

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

Information used in the preparation of this report was obtained on behalf of the Trust from Argent Trust Company and from public sources. Additionally, this information includes data supplied by S&P Global; Copyright 2023 S&P Global. In the preparation of this report we have relied, without independent verification, upon information furnished by Argent Trust Company with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

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

Data provided by the Trust from wells drilled through October 31, 2023, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2023. Estimated cumulative production, as of December 31, 2023, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 39 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Argent Trust Company. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $78.21 per barrel were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $77.86 per barrel of oil and condensate and $26.72 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $2.63 per million Btu were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. Btu factors provided by Argent Trust Company were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume-weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $2.361 per thousand cubic feet of gas.

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

Summary of Conclusions

DeGolyer and MacNaughton has performed an independent evaluation of the extent and value of the estimated net proved oil, condensate, NGL, and gas reserves of certain properties in which the Trust has represented it holds an interest. The estimated net proved developed producing reserves, as of December 31, 2023, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of December 31, 2023
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	35	3	38	0
Louisiana	34	5	40	111
Mississippi	77	0	77	369
New Mexico	222	114	336	969
Oklahoma	636	355	990	11,541
Texas	4,310	2,124	6,434	33,409

Total	5,314	2,601	7,915	46,399

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of December 31, 2023, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	592,794
Production Taxes	30,036
Ad Valorem Taxes	22,707
Transportation Expenses	15,769
Future Net Revenue	524,282
Present Worth at 10 Percent	257,550

Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the December 31, 2023, estimated reserves.

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
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.

That I am an Executive Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Argent Trust Company dated February 12, 2024, and that I, as Executive Vice President, was responsible for the preparation of this report of third party.

2.

That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 13 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2024 will be approximately $4,250,000.

The present value of future net revenue of the Trust’s proved developed reserves decreased from $327,149,176 at January 1, 2023 to $257,549,720 at December 31, 2023. This decrease resulted primarily from the commodity prices used in the calculation of such amount, from an average price of $91.29 per barrel of oil, $35.45 per barrel of NGL and $5.682 per Mcf of gas at January 1, 2023 to an average price of $77.86 per barrel of oil, $26.72 per barrel of NGL and $2.361 per Mcf of gas at December 31, 2023.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 13, 2024, NYMEX posted oil prices were approximately $77.87 per barrel, which compared to the average posted price of $77.86 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in no change in the standardized measure of discounted future net cash flows for oil. As of February 13, 2024, NYMEX posted gas prices were $1.61 per million British thermal units. The use of such price, as compared to the average posted price of $2.361 per million British thermal units, used to calculate future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

At February 19, 2024, there were 14,579,345 Units outstanding and approximately 884 Unit holders of record.

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2021, 2022 and 2023.

Royalty income during 2023 decreased approximately $32,737,000, or 26 percent, compared to 2022 royalty income, which had increased approximately $64,845,000, or 106.5 percent, from 2021 royalty income.

Revenues generated by sales of oil and gas decreased in 2023 from 2022 as a result of lower oil and gas prices ($41.0 million) and decreased production of natural gas ($8.0 million); offset somewhat by increased oil production volumes ($13.8 million) and lower operating expenses and taxes ($2.5 million).

Gas volumes decreased from 14,092,037 thousand cubic feet (“Mcf”) in 2022 to 11,819,167 Mcf in 2023 after increasing from 10,070,366 Mcf in 2021. The average price per Mcf of gas received by the Trust decreased from $5.96 in 2022 to $3.52 in 2023 after increasing from $3.20 in 2021. The COVID-19 pandemic that hit in March 2020 and the subsequent sharp decrease in demand due to lockdowns worldwide pushed the price of natural gas to historic lows in 2020. The restrictions in activity through the rest of 2020 and the economic uncertainty that went with it continued to put pressure on natural gas prices into 2021. When the lockdowns began to ease in 2021, the subsequent rise in demand allowed natural gas prices to rise. Cold weather in the last quarter of 2021 also contributed to higher prices. In February 2022, Russia invaded Ukraine and the resulting uncertainty due to the war and sanctions imposed on Russia drove the price of natural gas up significantly, peaking in the summer of 2022. Once international markets absorbed the effects of Russia’s inability to sell gas to the EU and other countries, the price of natural gas began to ease somewhat in the second half of 2022 and 2023.

Oil volumes sold increased to 780,930 barrels (“Bbls”) in 2023 from 608,140 Bbls in 2022 after decreasing from 631,660 Bbls in 2021. The average sales price of oil decreased to $79.60 per Bbl in 2023, from $90.41 per Bbl in 2022 after increasing from $57.95 per Bbl in 2021. For the first two months of 2020, oil prices were high until COVID-19 was discovered in the U.S. in March. The subsequent lockdowns led to a steep decrease in demand, causing the spot price of oil briefly to go negative. The price of oil recovered somewhat in the third and fourth quarters of 2020 as restrictions began to ease. This price recovery continued throughout 2021 as COVID restrictions continued to be eased around the U.S., resulting in an increase in the demand of oil. In February 2022, Russia invaded Ukraine and the uncertainty of war and the sanctions that were imposed on Russia drove the price of oil to historic levels where they peaked in June 2022, then declining through the rest of 2022 and the first few months of 2023. As 2023 went on, the price of oil increased somewhat but the average prices were still below that of the previous year.

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

Interest income was approximately $804,000 in 2023, which had increased from approximately $232,000 in 2022, which had increased from approximately $6,000 in 2021. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $3,564,400 in 2023 from approximately $3,287,400 in 2022. This increase was caused mainly by increases in Escrow Agent/Trustee fees of approximately $490,000, and in Unitholder services of approximately $155,000. These were offset somewhat by decreases in legal and professional services of approximately $178,000 and in revenue processing of approximately $181,000.

General and administrative expenses increased to approximately $3,287,400 in 2022 from approximately $3,054,000 in 2021. This increase was caused primarily by increases in legal and professional services of approximately $329,900 and an increase in revenue processing of approximately $117,900. These increases were offset somewhat by decreases due to the timing of payment of expenses to digitize certain permanent files of approximately $174,900, a decrease in the Escrow Agent/Trustee fees of approximately $46,600 and a decrease in Unitholder services of approximately $3,400.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes.

The Trust did file tax returns for 2021 and 2022 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2023 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2023.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2021 and 2023. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2023	$79.60	$3.52
2022	90.41	5.96
2021	57.95	3.20

Inflationary pressures have accelerated during 2023, which has impacted the costs of goods and services for operators of the Royalty Properties and administrative costs for the Trust.

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

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Sabine

Royalty Trust and Argent Trust

Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2023 and 2022, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2023 and 2022, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Dallas, Texas

February 29, 2024

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2023	2022
Assets
Cash and short-term investments	$9,342,423	$16,170,491
Royalty interests in oil and gas properties less accumulated amortization of $22,299,783 (2023) and $22,282,693 (2022)	95,402	112,492

Total	$9,437,825	$16,282,983

Liabilities and Trust Corpus
Trust expenses payable	$508,489	$210,757
Other payables (Note 4)	370,430	4,662,720

Total liabilities	878,919	4,873,477
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	8,558,906	11,409,506

Total	$9,437,825	$16,282,983

Statements of Distributable Income

	Year Ended December 31,
	2023	2022	2021
Royalty Income	$93,012,044	$125,749,358	$60,904,253
Interest Income	803,530	231,935	5,815

Total	93,815,574	125,981,293	60,910,068
General and administrative expenses (Note 6)	3,564,339	3,287,420	3,054,186

Distributable income	$90,251,235	$122,693,873	$57,855,882

Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$6.19	$8.42	$3.97

Statements of Changes in Trust Corpus

	2023	2022	2021
Trust corpus, beginning of year	$11,409,506	$14,909,990	$3,987,564
Amortization of royalty interests	(17,090)	(24,118)	(24,118)
Distributable income	90,251,235	122,693,873	57,855,882
Distributions to unit holders (Note 3)	(93,084,745)	(126,170,239)	(46,909,338)

Trust corpus, end of year	$8,558,906	$11,409,506	$14,909,990

Distributions per unit (Note 3)	$6.38	$8.65	$3.22

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

In May 1988, Sabine was acquired by Pacific Enterprises. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, Inc. as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific (USA), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2023.

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

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2023.

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

Federal Income Taxes

The Internal Revenue Service (the “Service”)has ruled that the Trust is classified as a grantor trust for federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust, which is on the record date following the end of each month, as discussed above in Note 1.

Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Argent, EIN 62-1437218, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219, telephone number 1-855-588-7839, email address trustee@sbr-sabine.com, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Tax information is also posted by the Trustee at www.sbr-sabine.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of Service Forms 1099 and certain written tax statements. Unit holders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

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

The Trust did file tax returns for 2021 and 2022 with the States of Oklahoma and New Mexico requesting refunds. The Trust will file tax returns for 2023 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds.

4. Other Payables

Other payables consist of the following:

December 31,	2023	2022
Royalty receipts in suspense pending verification of ownership interest or title	$370,430	$4,662,720

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2023, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2024	January 16, 2024	January 30, 2024	$0.437160
February 5, 2024	February 15, 2024	February 29, 2024	$0.419460

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2023	2022	2021
Trustee’s fee	$545,594	$422,011	$433,662
Escrow agent fee paid to Trustee	1,636,786	1,266,038	1,300,989
Professional fees	614,481	792,277	462,347
Unit holders’ services fees	634,185	395,359	398,784
Other	133,293	411,735	458,404

Total General and Administrative Expenses	3,564,339	3,287,420	3,054,186

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2023 and 2022 (in thousands, except per Unit amounts):

2023	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$27,135	$26,277	$1.80
Second Quarter	17,434	16,699	1.15
Third Quarter	14,365	13,727	0.94
Fourth Quarter	34,078	33,548	2.30

	$93,012	$90,251	$6.19

2022	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$23,930	$23,014	$1.58
Second Quarter	28,027	27,308	1.87
Third Quarter	39,950	39,090	2.68
Fourth Quarter	33,842	33,282	2.29

	$125,749	$122,694	$8.42

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

	Oil (Barrels)	Gas (Mcf)
January 1, 2021	6,330	39,885
Revisions of previous statements	121	8,521
Production	(431)	(5,657)

December 31, 2021	6,020	42,749
Revisions of previous statements	377	14,270
Production	(438)	(9,635)

December 31, 2022	5,959	47,384
Revisions of previous statements	2,423	7,939
Production	(467)	(8,924)

December 31, 2023	7,915	46,399

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGL (Barrels)	Gas (Mcf)
Proved Developed Reserves:
January 1, 2021	4,984	1,346	39,885
December 31, 2021	4,802	1,219	42,749
December 31, 2022	4,660	1,300	47,384
December 31, 2023	5,314	2,601	46,399

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average posted oil and gas prices ($78.21 per Bbl and $2.63 per MMBtu, respectively) during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure.

Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the posted prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $77.86 per barrel of oil, $26.72 per barrel of NGL, and $2.361 per Mcf.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2023	2022	2021
Future net cash inflows	$524,282	$657,947	$414,216
Discount of future net cash flows @ 10%	(266,732)	(330,798)	(207,143)

Standardized measure of discounted future net cash inflows	$257,550	$327,149	$207,073

The change in the standardized measure of discounted future net cash inflows for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Standardized measure of discounted future net cash flows, January 1,	$327,149	$207,073	$120,769
Royalty income, net of severance and ad valorem taxes	(93,012)	(125,749)	(60,904)
Changes in prices, net of related costs	(121,929)	118,200	99,865
Revisions of previous estimates and other	112,627	106,918	35,266
Accretion of discount	32,715	20,707	12,077

Standardized measure of discounted future net cash flows, December 31,	$257,550	$327,149	$207,073

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 13, 2024, NYMEX posted oil prices were approximately $78.28 per barrel, which compared to the average posted price of $77.86 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in an increase in the standardized measure of discounted future net cash flows for oil. As of February 13, 2024, NYMEX posted gas prices were $1.61 per million British thermal units. The use of such price, as compared to the average posted price of $2.361 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2023, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2023, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2023 based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2023 and 2022 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Weaver and Tidwell, L.L.P.

Dallas, Texas

February 29, 2024

Item 9B. Other Information.

The Trust does not have any directors or officers, and as a result, no such person adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, nor did the Trust adopt or terminate any Rule 10b5-1 trading arrangement during the most recent fiscal quarter. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

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

Item 11. Executive Compensation.

(a) Compensation Committee Interlocks and Insider Participation/Compensation Committee Report.  The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under any such plans.

(b) Compensation of the Trustee.  See the Special Statement of Fees and Expenses Paid by Sabine Royalty Trust to Argent Trust Company as Trustee and Escrow Agent attached as Exhibit 99 hereto for information regarding the fees earned by Argent Trust Company as Trustee and Escrow Agent.

(c) Pay Ratio Disclosure.  The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure and other executive compensation information is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners.  Based on the Trustee’s review of information filed with the SEC as of February 22, 2024, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

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

(b) Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of February 26, 2024 an aggregate of 13,177 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 12,693 of such Units.

(c) Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11. Executive Compensation, for the remuneration received by Argent Trust Company as Trustee and Escrow Agent.

As noted in Item 10. Directors, Executive Officers and Corporate Governance, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the units represented at the meeting.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2023 and 2022 are:

	2023	2022
Audit fees—Weaver and Tidwell, L.L.P.	$157,000	$95,280
Audit-related fees: Weaver and Tidwell, L.L.P.	$0	$0
Tax fees: Deloitte & Touche LLP	$44,968	$35,489
All other fees(1)	$15,487	$13,364

(1)

FORVIS (formerly BKD) was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Argent Trust Company, as “Trustee and Escrow Agent” report, as per the Trust Agreement, which is filed as Exhibit 99 to this Form 10-K.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2023 and 2022

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2023

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2023

Notes to Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

(4)(a)		–	Sabine Corporation Amended and Restated Royalty Trust Agreement effective as of May 22, 2014 (incorporated by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

(b)		–	Amendment No. 1 to the Amended and Restated Royalty Trust Agreement of Sabine Royalty Trust, dated May 2, 2022 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed May 6, 2022).

(c)	*	–	Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)	**	–	Consent of DeGolyer and MacNaughton.

(31)	**	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)	**	–	Certification by Argent, Trustee of Sabine Royalty Trust, dated February 29, 2024 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(97)	**	–	Executive Officer Compensation Recovery Policy

(99)	**	–	Report dated February 28, 2024 of the Special Purpose Statement of Fees and Expenses paid by Sabine Royalty Trust to Argent Trust Company, as Trustee and Escrow Agent.

*	Exhibit 4(c) is incorporated herein by reference to Exhibit 4(b), respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
**	Filed herewith.
(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE ROYALTY TRUST

BY: ARGENT TRUST COMPANY, Trustee

By:	/s/ NANCY WILLIS
Nancy Willis
Director of Royalty Trust Services

Date: February 29, 2024

(The Registrant has no directors or executive officers.)