Form 10-Q
period 2024-03-31
SABINE ROYALTY TRUST
filed 2024-05-09
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission File Number: 1-8424

SABINE ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	75-6297143
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Argent Trust Company 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

	Trading Symbol(s)	Name of each exchange on which registered
Title of each class
Units of Beneficial Interest	SBR	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Number of units of beneficial interest outstanding at May 09, 2024: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2023 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2024, and the distributable income and the changes in trust corpus for the three months ended March 31, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)	4
Condensed Statements of Assets, Liabilities, and Trust Corpus	5
Condensed Statements of Distributable Income (Unaudited)	6
Condensed Statements of Changes in Trust Corpus (Unaudited)	7

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of March 31, 2024 and the related condensed statements of distributable income and changes in trust corpus for the three months ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed interim financial statements" or "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the condensed interim financial statements, these condensed interim financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the statement of assets, liabilities, and trust corpus as of December 31, 2023, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated February 29, 2024 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2023, is fairly stated, in all material respects, in relation to the statement of assets, liabilities, and trust corpus from which it has been derived.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

May 9, 2024

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		March 31, 2024	December 31,
	Note	(UNAUDITED)	2023
Assets
Cash and short-term investments		$10,659,439	$9,342,423
Royalty interests in oil and gas properties (less accumulated amortization of $23,304,842 and $22,299,783 at March 31, 2024 and December 31, 2023)		90,343	95,402
Total		$10,749,782	$9,437,825
Liabilities and Trust Corpus
Trust expenses payable	4	$465,520	$508,489
Other payables	4	296,619	370,430
Total liabilities		762,139	878,919
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		9,987,643	8,558,906
Total		$10,749,782	$9,437,825

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2024	2023
Royalty Income		$20,758,805	$27,135,286
Interest Income		151,926	247,016
Total		20,910,731	27,382,302
General and administrative expenses		(989,304)	(1,105,802)
Distributable Income		$19,921,427	$26,276,500
Distributable Income per unit (14,579,345 units)	1,3,5	$1.37	$1.80

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2024	2023
Trust corpus, beginning of period		$8,558,906	$11,409,506
Amortization of royalty interests		(5,059)	(5,846)
Distributable income		19,921,427	26,276,500
Distributions	3	(18,487,632)	(25,284,667)
Trust corpus, end of period		$9,987,642	$12,395,493
Distributions per unit (14,579,345 units)	3	$1.27	$1.73

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

In May 1988, Sabine was acquired by Pacific Enterprises. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

In connection with the transfer of the Royalties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific (USA), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include executive rights relating to the Royalty Properties, and Pacific (USA)’s ownership of such rights was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

Argent Trust Company acts as trustee of the Trust. Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank with Simmons Bank effective February 20, 2018.

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

5. SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
April 5, 2024	April 15, 2024	April 29, 2024	$0.535500
May 3, 2024	May 15, 2024	May 29, 2024	$0.597730

6. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2024.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas continued to remain soft from the first quarter through the beginning of the third quarter in 2023 due to continued lower demand resulting from higher-than-normal inflation and an oversupply of the commodities. In the latter part of the third quarter of 2023, the price of oil and gas began to increase, due mainly to OPEC cutting oil production and colder weather during the winter. Oil prices have continued to fluctuate during the first quarter of 2024, due mainly to weather conditions and geopolitical conditions in Eastern Europe and the Middle East. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2023. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe, including the conflicts between Russia and Ukraine and Israel and Hamas and Israel and Iran;
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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2024, was $19,921,427, or $1.37 per unit. Royalty income for the three months ended March 31, 2024, amounted to $20,758,805 while interest income was $151,926. General and administrative expenses totaled $989,304 for the three months ended March 31, 2024.

Distributions during the period were $0.437160, $0.419460, and $0.411450 per Unit payable to Unit holders of record on January 16, February 15, and March 15, 2024, respectively.

Royalty income for the quarter ended March 31, 2024, decreased approximately $6,376,481, or 24%, compared with the first quarter of 2023. This decrease was primarily the result of lower prices for both oil and natural gas ($8.8 million), partially offset by increased production for both oil and natural gas ($2.4 million).

Compared to the preceding quarter ended December 31, 2023, royalty income decreased approximately $13,319,411, or 39%, due mainly to lower oil and natural gas prices ($5.8 million), a decrease in the production of oil ($11.8 million) and higher operating expenses ($0.2 million). These decreases were offset somewhat by an increase in the production of natural gas ($2.1 million), and lower ad valorem taxes and production taxes ($2.4 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	March 31,	March 31,	December 31,
	2024	2023	2023
Production
Oil (Bals)	174,002	160,803	320,495
Gas (Mcfs)	3,934,950	3,356,074	3,039,961
Average Price
Oil (per Bbl)	$80.20	$80.35	$86.98
Gas (per Mcf)	$2.37	$4.99	$3.57

Gas royalty income received for the three months ended March 31, 2024, related primarily to production for October through December 2023. The average price of gas reported by the Henry Hub for the same time period was $2.47 per Mcf. The average price of gas for the Henry Hub was $1.93 per Mcf for January through March 2024. Oil royalty income for the three months ended March 31, 2024, related primarily to production for November 2023 through January 2024. The average price of oil as reported by NYMEX for that time period was $74.57 per barrel. The average price of oil was $77.50 per barrel for January through March 2024. As of May 1, 2024, the average price of gas for the Henry Hub was $2.36 per Mcf and the average price of oil reported by NYMEX was $78.51 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2024, decreased $95,100 compared with the first quarter of 2023. Compared to the preceding quarter ended December 31, 2023, interest income decreased $121,000. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased approximately $116,500 for the three months ended March 31, 2024, compared to the same time period in 2023 due primarily to a decrease in Escrow Agent/Trustee fees of approximately $178,500, partially offset by an increase in professional of approximately $58,000 and transfer agent services of approximately $5,000. Expenses decreased from the same period last year primarily due to the expenses incurred in the first quarter of 2023 relative to the change of Trustee and in the timing of invoices received.

Compared to the previous quarter ended December 31, 2023, general and administrative expenses increased approximately $187,000 primarily due to an increase in the timing of payment of legal and professional services of approximately $118,000 and in payment of printing expenses of $69,000.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2024.

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

Forward Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Report are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which are within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in the Trust’s most recent Annual Report on Form 10-K affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. No material change to such risk factors has occurred during the three months ended March 31, 2024. Items 2-4 not applicable.

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
Nancy Willis
Director of Royalty Trust Services

Date: May 9, 2024

(The Trust has no directors or executive officers.)