Form 10-Q
period 2024-08-08
SABINE ROYALTY TRUST
filed 2024-08-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of units of beneficial interest outstanding at August 8, 2024: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2023 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2024, and the distributable income and the changes in trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of June 30, 2024, and for the three-month and six-month periods ended June 30, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

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

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of June 30, 2024 and the related condensed statements of distributable income and changes in trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed interim financial statements” or “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

August 8, 2024

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		June 30, 2024	December 31,
	Note	(UNAUDITED)	2023
Assets
Cash and short-term investments		$8,362,564	$9,342,423
Royalty interests in oil and gas properties (less accumulated amortization of $22,310,118 and $22,299,783 at June 30, 2024 and December 31, 2023)		85,067	95,402
Total		$8,447,631	$9,437,825
Liabilities and Trust Corpus
Trust expenses payable	4	$207,851	$508,489
Other payables	4	538,607	370,430
Total liabilities		746,458	878,919
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,701,173	8,558,906
Total		$8,447,631	$9,437,825

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2024	2023
Royalty Income		$22,607,108	$17,433,846
Interest Income		175,353	154,709
Total		22,782,461	17,588,555
General and administrative expenses		(703,464)	(889,719)
Distributable Income		$22,078,997	$16,698,836
Distributable Income per unit (14,579,345 units)	1,3,5	$1.51	$1.15

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2024	2023
Royalty Income		$43,365,913	$44,569,132
Interest Income		327,279	401,725
Total		43,693,192	44,970,857
General and administrative expenses		(1,692,768)	(1,995,521)
Distributable Income		$42,000,424	$42,975,336
Distributable Income per unit (14,579,345 units)	1,3,5	$2.88	$2.95

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2024	2023
Trust corpus, beginning of period		$9,987,642	$12,395,493
Amortization of royalty interests		(5,276)	(4,916)
Distributable income		22,078,997	16,698,836
Distributions	3	(24,360,190)	(22,225,483)
Trust corpus, end of period		$7,701,173	$6,863,930
Distributions per unit (14,579,345 units)	3	$1.67	$1.52

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2024	2023
Trust corpus, beginning of period		$8,558,906	$11,409,506
Amortization of royalty interests		(10,335)	(10,762)
Distributable income		42,000,424	42,975,336
Distributions	3	(42,847,822)	(47,510,150)
Trust corpus, end of period		$7,701,173	$6,863,930
Distributions per unit (14,579,345 units)	3	$2.94	$3.26

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. TRUST ORGANIZATION AND PROVISIONS

Sabine Royalty Trust (the “Trust”) was established by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation (“Sabine”) of royalty and mineral interests, including landowner’s royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipator interests (the "Royalties"), in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the “Royalty Properties”).

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982, to Sabine’s shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock.

In May 1988, Sabine was acquired by Pacific Enterprises. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra Energy sold its various interests and rights to Providence Energy Corporation (“PEC”). PEC in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

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

Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine, the proceeds of production from the Royalty Properties for each calendar month, and interest thereon, are collected by the Trustee, as escrow agent, and are paid to and received by the Trust only on the next monthly record date. The Trustee, as escrow agent, has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for federal income tax purposes and that the Trustee is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for federal income tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.

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

5. SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
July 5, 2024	July 15, 2024	July 29, 2024	$0.379040
August 5, 2024	August 15, 2024	August 29, 2024	$0.450890

6. CONTINGENCIES

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2024.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas continued to remain soft from the first quarter through the beginning of the third quarter in 2023 due to continued lower demand resulting from higher-than-normal inflation and an oversupply of the commodities. In the latter part of the third quarter of 2023, the price of oil and gas began to increase, due mainly to OPEC cutting oil production and colder weather during the winter. Oil prices have continued to fluctuate during the first six months of 2024, due mainly to weather conditions and geopolitical conditions in Eastern Europe and the Middle East. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2023. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2024, was $22,078,997, or $1.51 per unit. Royalty income for the three months ended June 30, 2024, amounted to $22,607,108 while interest income was $175,353. General and administrative expenses totaled $703,464 for the three months ended June 30, 2024.

Distributions during the period were $0.535500, $0.597730, and $0.537640 per Unit payable to Unit holders of record on April 15, May 15, and June 17, 2024, respectively.

Royalty income for the quarter ended June 30, 2024, increased approximately $5,173,000 or 30%, compared with the second quarter of 2023. This increase was primarily the result of an increase in both oil and natural gas production ($7.2 million) and in oil prices ($1.3 million), offset by a decrease in natural gas prices ($2.7 million) and increased production taxes, operating expenses, and ad valorem taxes ($0.6 million).

Compared to the preceding quarter ended March 31, 2024 royalty income increased approximately $1,848,000, or 9%, due mainly to increased oil production ($3.7 million), offset by lower oil and natural gas prices ($1.7 million), and lower gas production ($0.1 million). Production taxes, operating expenses, and ad valorem taxes were relatively flat.

Royalty income for the six months ended June 30, 2024, decreased approximately $1,203,000 or 3% compared to the same time period in 2023. This decrease was due mainly to lower natural gas prices ($11.6 million). This decrease was tempered somewhat by an increase in the production of both oil and natural gas ($9.8 million) and lower ad valorem taxes and operating expenses ($0.6 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	June 30,	June 30,	March 31,
	2024	2023	2024
Production
Oil (Bbls)	220,438	159,548	174,002
Gas (Mcfs)	3,869,375	2,676,099	3,934,950
Average Price
Oil (per Bbl)	$78.89	$70.83	$80.20
Gas (per Mcf)	$1.99	$2.98	$2.37

	Six Months Ended
	June 30, 2024	June 30, 2023
Production
Oil (Bbls)	394,440	320,351
Gas (Mcfs)	7,804,325	6,032,173
Average Price
Oil (Bbls)	$79.47	$75.61
Gas (Mcfs)	$2.18	$4.10

Gas royalty income received for the three months ended June 30, 2024, related primarily to production for January through March 2024. The average price of gas reported by the Henry Hub for the same time period was $1.93 per Mcf. The average price of gas for the Henry Hub was $1.90 per Mcf for January through June 2024. Oil royalty income for the three months ended June 30, 2024, related primarily to production for February through April 2024. The average price of oil as reported by NYMEX for that time period was $81.42 per barrel. The average price of oil was $79.69 per barrel for January through June 2024. As of July 29, 2024, the average price of gas for the Henry Hub was $1.71 per Mcf and the average price of oil reported by NYMEX was $77.27 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2024, increased $20,644 compared with the second quarter of 2023. Compared to the preceding quarter ended March 31, 2024, interest income increased $23,427. Interest income for the six months ended June 30, 2024 decreased approximately $74,446 compared to the same period in 2023. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2024 decreased approximately $186,300 compared to the same quarter of 2023 due primarily to a decrease in Escrow Agent/Trustee fees of approximately $88,700, unitholder services of $69,500, printing services of $24,200, and professional services of $18,500. These were partially offset by an increases in CDEX services of $11,000, and audit services of $4,200.

Compared to the previous quarter ended March 31, 2024, general and administrative expenses decreased approximately $285,800 primarily due to a decrease related to timing of payment of legal and professional services of approximately $216,000, unitholder services of $57,800, and CDEX account and transfer agent services of $12,000.

General and administrative expenses decreased approximately $302,800 for the six months ended June 30, 2024, compared to the same time period in 2023 due primarily to a decrease in Escrow Agent/Trustee fees of approximately $267,100 and a decrease in professional services of $35,900.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2024.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. No material change to such risk factors has occurred during the three and six months ended June 30, 2024. Items 2-4 not applicable.

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
Nancy Willis
Director of Royalty Trust Services

Date: August 8, 2024

(The Trust has no directors or executive officers.)