Form 10-Q
period 2024-11-12
SABINE ROYALTY TRUST
filed 2024-11-12
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of units of beneficial interest outstanding at November 12, 2024: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2023 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2024, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2024 and 2023, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

The condensed financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, included herein, have been reviewed by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report appearing herein.

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 410)	4
Condensed Statements of Assets, Liabilities, and Trust Corpus	5
Condensed Statements of Distributable Income (Unaudited)	6,7
Condensed Statements of Changes in Trust Corpus (Unaudited)	8,9

Report of Independent Registered Public Accounting Firm

To the Holders of Sabine Royalty Trust

and Argent Trust Company, Trustee

Dallas, Texas

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of September 30, 2024, and the related condensed statements of distributable income and changes in trust corpus for the three and nine months ended September 30, 2024, and the related notes (collectively referred to as the “condensed interim financial statements” or “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

November 12, 2024

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		September 30,	December 31,
		2024	2023
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$8,666,325	$9,342,423
Royalty interests in oil and gas properties (less accumulated amortization of $22,315,263 and $22,299,783 at September 30, 2024 and December 31, 2023)		79,922	95,402
Total		$8,746,247	$9,437,825
Liabilities and Trust Corpus
Trust expenses payable	4	$215,830	$508,489
Other payables	4	6,183	370,430
Total liabilities		222,013	878,919
Contingencies	6
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		8,524,234	8,558,906
Total		$8,746,247	$9,437,825

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2024	2023
Royalty income		$19,784,478	$14,364,695
Interest income		145,868	128,927
Total		19,930,346	14,493,622
General and administrative expenses		(859,880)	(766,161)
Distributable income		$19,070,466	$13,727,461
Distributable income per unit (14,579,345 units)	1,3,5	$1.31	$0.94

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2024	2023
Royalty income		$63,150,392	$58,933,827
Interest income		473,146	530,652
Total		63,623,538	59,464,479
General and administrative expenses		(2,552,648)	(2,761,682)
Distributable income		$61,070,890	$56,702,797
Distributable income per unit (14,579,345 units)	1,3,5	$4.19	$3.89

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2024	2023
Trust corpus, beginning of period		$7,701,173	$6,863,930
Amortization of royalty interests		(5,145)	(5,280)
Distributable income		19,070,466	13,727,461
Distributions	3	(18,242,260)	(14,336,599)
Trust corpus, end of period		$8,524,234	$6,249,512
Distributions per unit (14,579,345 units)	3	$1.25	$0.98

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2024	2023
Trust corpus, beginning of period		$8,558,906	$11,409,506
Amortization of royalty interests		(15,480)	(16,042)
Distributable income		61,070,890	56,702,797
Distributions	3	(61,090,082)	(61,846,749)
Trust corpus, end of period		$8,524,234	$6,249,512
Distributions per unit (14,579,345 units)	3	$4.19	$4.24

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

2. ACCOUNTING POLICIES

Basis of Accounting

The condensed financial statements of the Trust are prepared on the following basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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

The condensed financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

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

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect reported amounts of certain assets, liabilities, income, and expenses as of and for the reporting periods. Actual results may differ from such estimates.

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

Federal Tax Considerations

The Internal Revenue Service has ruled that the Trust is classified as a grantor trust for federal income tax purposes, and therefore, is not subject to federal income tax at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1 to these financial statements is respected by the Internal Revenue Service. In the absence of the escrow arrangement, Unit holders would be deemed to receive or accrue income from production from the Royalty Properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangement as effective for federal income tax purposes and furnishes tax information to Unit holders on that basis.

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

Louisiana, Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within these states. New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico tax returns, obtains a refund, and distributes that refund to Unit holders. Unit holders who transfer their Units before the New Mexico tax refunds are received by the Trust or after the refunds are received but before the next monthly record date will not receive any portion of the refund. As a result, such Unit holders may effectively incur a double tax — first, through the reduced distribution received from the Trust (as withholding at the Trust level reduces the amount of cash available for distribution) and second, by the tax payment made directly to New Mexico taxing authorities with the filing of their New Mexico income tax returns. The Trust may qualify for an exemption from Oklahoma withholding tax and is currently in the process of requesting exemptions from payors of oil and gas proceeds in Oklahoma. If the Trust is unable to successfully obtain Oklahoma withholding tax exemptions or obtain a refund on behalf of the Unit holders, Unit holders will be required to file an Oklahoma income tax return to claim a refund (to the extent available to the Unit holder) for any amounts withheld from royalty payments made to the Trust. A Unit holder’s entitlement to a refund will be dependent upon the relevant facts and circumstances of each Unit Holder.

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

The cash received by the Trust from purchasers of the Trust’s oil and gas production consists of gross sales of production less applicable severance taxes and ad valorem taxes..

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

5. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
October 4, 2024	October 15, 2024	October 29, 2024	$0.435840
November 5, 2024	November 15, 2024	November 29, 2024	$0.514350

6. CONTINGENCIES

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2024.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas continued to remain soft from the first quarter through the beginning of the third quarter in 2023 due to continued lower demand resulting from higher-than-normal inflation and an oversupply of the commodities. In the latter part of the third quarter of 2023, the price of oil and gas began to increase, due mainly to OPEC cutting oil production and colder weather during the winter. Oil prices have continued to fluctuate during the first nine months of 2024, due mainly to weather conditions and geopolitical conditions in Eastern Europe and the Middle East. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2023. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe, including the conflicts between Russia and Ukraine, Israel and Hamas, and Israel and Iran;
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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2024, was $19,070,466, or $1.31 per unit. Royalty income for the three months ended September 30, 2024, amounted to $19,784,478 while interest income was $145,868. General and administrative expenses totaled $859,880 for the three months ended September 30, 2024.

Distributions during the period were $0.379040, $0.450890, and $0.421310 per Unit payable to Unit holders of record on July 15, August 15, and September 16, 2024, respectively.

Royalty income for the quarter ended September 30, 2024, increased approximately $5,419,000, or 38%, compared with the third quarter of 2023. This increase was primarily the result of an increase in both oil and natural gas production ($6.3 million) and in oil prices ($0.8 million), partially offset by a decrease in natural gas prices ($1.3 million) and increased production taxes, operating expenses, and ad valorem taxes ($0.4 million).

Compared to the preceding quarter ended June 30, 2024, royalty income decreased approximately $2,823,000, or 12%, due mainly to decreased oil and natural gas production ($1.1 million), and lower oil and natural gas prices ($2.1 million). These decreases to royalty income were partially offset by lower production taxes, operating expenses, and ad valorem taxes ($0.4 million).

Royalty income for the nine months ended September 30, 2024, increased approximately $4,217,000, or 7%, compared to the same 2023 period. This increase was primarily the result of an increase in both oil and natural gas production ($15.8 million) and an increase in oil prices ($2.0 million). This increase was tempered by a decrease in the price of natural gas ($12.6 million) and higher production taxes, operating expenses, and ad valorem taxes ($1.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	September 30,	September 30,	June 30,
	2024	2023	2024
Production
Oil (Bbls)	206,892	140,084	220,438
Gas (Mcfs)	3,822,044	3,061,615	3,869,375
Average Realized Price
Oil (per Bbl)	$77.55	$71.83	$78.89
Gas (per Mcf)	$1.52	$1.96	$1.99

	Nine Months Ended
	September 30, 2024	September 30, 2023
Production
Oil (Bbls)	601,332	460,435
Gas (Mcfs)	11,490,966	9,093,788
Average Realized Price
Oil (Bbls)	$78.81	$74.46
Gas (Mcfs)	$1.99	$3.38

Oil royalty income for the three months ended September 30, 2024, related primarily to production for May through July 2024. The average price of oil reported by NYMEX for the May through July 2024 period was $80.57 per barrel. The average price of oil was $78.58 per barrel for January through September 2024. Gas royalty income received for the three months ended September 30, 2024, related primarily to production for April through June 2024. The average price of gas reported by the Henry Hub for the April through June 2024 period was $1.86 per thousand cubic feet ("Mcf"). The average price of gas reported by the Henry Hub was $1.90 per Mcf for January through September 2024. As of October 28, 2024, the average price of oil reported by NYMEX was $67.65 per barrel and the average price of gas for the Henry Hub was $1.83 per Mcf. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2024, increased $16,900 compared to the third quarter of 2023. Compared to the preceding quarter ended June 30, 2024, interest income decreased $29,500. Interest income for the nine months ended September 30, 2024, decreased approximately $57,500 compared to the same period in 2023. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2024, increased approximately $93,700 compared to the same quarter of 2023 due primarily to the timing of payment of unitholder services of approximately $80,000 and professional services of approximately $40,000. These were offset by a decrease in printing services of approximately $30,000, and approximately $3,000 in other miscellaneous expenses.

Compared to the previous quarter ended June 30, 2024, general and administrative expenses increased approximately $156,400 primarily due to the timing of payment of unitholder services of approximately $80,000, an increase in professional services of approximately $79,200, an increase in Escrow Agent/Trustee fees of approximately $43,200, and an increase in revenue processing fees of approximately $68,400, partially offset by a decrease in printing fees due to the timing of payment of services of approximately $112,000, and approximately $2,400 in other miscellaneous expenses,

General and administrative expenses decreased approximately $209,000 for the nine months ended September 30, 2024, compared to the same period in 2023 due primarily to a decrease in Escrow Agent fees of approximately $236,000, offset by an increase in CDEX account services of $27,000.

The condensed financial statements of the Trust differ from financial statements prepared in conformity with accounting principles generally accepted in the United States of America because of the following:

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the critical accounting policies during the three months ended September 30, 2024.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. No material change to such risk factors has occurred during the three and nine months ended September 30, 2024.

Items 2-4.

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
Nancy Willis
Director of Royalty Trust Services

Date: November 12, 2024

(The Trust has no directors or executive officers.)