Form 10-K
period 2024-12-31
SABINE ROYALTY TRUST
filed 2025-02-27
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $943 million.

At February 27, 2025 there were 14,579,345 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

PART I

Item 1. Business.

DESCRIPTION OF THE TRUST

Sabine Royalty Trust (the “Trust”) is an express trust formed under the laws of the State of Texas by the Sabine Corporation Royalty Trust Agreement (as amended, the “Trust Agreement”) made and entered into effective as of December 31, 1982, between Sabine Corporation (“Sabine Corporation”), as trustor, and InterFirst Bank Dallas, N.A. (“InterFirst”), as trustee. The current trustee of the Trust is Argent Trust Company, a Tennessee chartered trust company (“Argent”). In accordance with the successor trustee provisions of the Trust Agreement, Argent, as trustee of the Trust (the “Trustee”) is subject to all terms and conditions of the Trust Agreement. The principal office of the Trust (sometimes referred to herein as the “Registrant”) is located at 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219. The telephone number of the Trust is 1-855-588-7839.

The Trust maintains an internet website, and as a result, reports such as its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available at http://www.sbr-sabine.com as soon as reasonably practicable after such information is electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”).

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

In order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in that state, title to such properties has historically been held by a separate trust formed under the laws of Louisiana, the sole beneficiary of which was the Trust. Sabine Louisiana Royalty Trust was a passive entity, with the trustee thereof, Hibernia National Bank in New Orleans, having only such powers as were necessary for the collection of and distribution of revenues from and the protection of the Royalty Properties located in Louisiana and the payment of liabilities of Sabine Louisiana Royalty Trust. Argent now serves as Trustee of the Sabine Louisiana Royalty Trust. A separate trust also was established to hold record title to the Royalty Properties located in Florida. Legislation was adopted in Florida in 1992 that eliminated the provision of Florida law that prohibited the Trustee from holding record title to the Royalty Properties located in that state. In November 1993, record title to the Royalty Properties held by the trustee of Sabine Florida Land Trust was transferred to the Trustee. In discussing the Trust, this report disregards the technical ownership formalities described in this paragraph, which have no effect on the tax or accounting treatment of the Royalty Properties, since the observance thereof would significantly complicate the information presented herein without any corresponding benefit to Unit holders.

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982, to the shareholders of Sabine Corporation of record on December 23, 1982, on the basis of one Unit for each outstanding share of common stock of Sabine Corporation. The Units are listed and traded on the New York Stock Exchange under the symbol “SBR.”

In May 1988, Sabine Corporation was acquired by Pacific Enterprises. Through a series of mergers, Sabine Corporation was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra Energy sold its various interests and rights to Providence Energy Corporation (“Providence”). Providence in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, Inc., as successor to Sabine Corporation, has assumed by operation of law all of Sabine Corporations’s rights and obligations with respect to the Trust. References herein to RJ Holdings, Inc. shall be deemed to include Sabine Corporation where appropriate.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine Corporation was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include the executive rights relating to the Royalty Properties, and ownership of such rights by Pacific (USA) (now PEC Minerals, LP (“PEC”)) was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the Trust for 2024 were $3,528,402 of which, pursuant to the terms of the Trust Agreement, $478,878, was paid to Argent Trust Company as Trustee, and $1,436,631 was paid to Argent Trust Company, as escrow agent, respectively.

Duties and Limited Powers of Trustee

The duties of the Trustee are specified in the Trust Agreement and by the laws of the State of Texas. The basic function of the Trustee is to collect income from the Trust properties, to pay out of the Trust’s income and assets all expenses, charges and obligations, and to pay available income to Unit holders. Since PEC has retained the executive rights with respect to the minerals included in the Royalty Properties and the right to receive any future bonus payments or delay rentals resulting from leases with respect to such minerals, the Trustee is not required to make any investment or operating decision with respect to the Royalty Properties.

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

Duration of Trust

The Trust is irrevocable and neither PEC nor RJ Holdings has the power to terminate the Trust or, except with respect to certain corrective amendments, to alter or amend the terms of the Trust Agreement. The Trust will exist until it is terminated by (i) two successive fiscal years in which the Trust’s gross revenues from the Royalty Properties are less than $2,000,000 per year, (ii) a vote of Unit holders as described below under “Voting Rights of Unit Holders” or (iii) operation of provisions of the Trust Agreement intended to permit compliance by the Trust with the “rule against perpetuities.”

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 27, 2025, there were 14,579,345 Units outstanding.

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

No ruling was requested from the Service with respect to the effect of the escrow arrangements when established. Due to the absence of direct authority and the factual nature of the characterization of the relationship among the escrow agents, PEC and the Trust, no opinion was expressed by legal counsel with respect to the tax consequences of the escrow arrangements. If the escrow arrangement is recognized, the income from the Royalty Properties for a calendar month and interest income thereon will be taxed to the holder of the Unit on the next Monthly Record Date without regard to the ownership of the Unit prior to that date. The Trustee is treating the escrow arrangement as effective for tax purposes and furnishes tax information to Unit holders on that basis.

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

As a result of the 2017 Tax Cuts and Jobs Act (the “TCJA”), for tax years beginning after December 31, 2017, and before January 1, 2026, the highest marginal U.S. federal income tax rate applicable to ordinary income of individuals is 37%, and the highest marginal U.S. federal income tax rate applicable to long-term capital gains (generally, gains from the sale or exchange of certain investment assets held for more than one year) and qualified dividends of individuals is 20%. Under the TCJA, for such tax years, personal exemptions and deductions for miscellaneous itemized deductions are not allowed. The U.S. federal income tax rate applicable to corporations is 21%, and such rate applies to both ordinary income and capital gains.

Individuals may incur expenses in connection with the acquisition or maintenance of Trust Units. For tax years beginning before January 1, 2018, and after December 31, 2025, these expenses, which are different from a Unit holder’s share of the Trust’s administrative expenses discussed above, may be deductible as “miscellaneous itemized deductions” only to the extent that such expenses exceed 2% of the individual’s adjusted gross income. Under the TCJA, for tax years beginning after December 31, 2017, and before January 1, 2026, miscellaneous itemized deductions are not allowed.

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

Both New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico tax returns, obtains a refund, and distributes that refund to Unit holders.

Withholding at the Trust level reduces the amount of cash available for distribution to Unit holders. Unit holders who transfer their Units before the New Mexico tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust and second by the tax payment made directly to the New Mexico taxing authority with the filing of their New Mexico income tax returns (if applicable). With respect to Oklahoma, the Trust has historically claimed and received refunds for withholding and distributed these refunds to Unit holders. However, beginning in 2018, the Trust’s refund claims have been denied, and the Trust may not qualify for an exemption from withholding in Oklahoma. The Trustee is actively working with the Oklahoma Tax Commission to resolve the issue. Unless the Trust is eligible to obtain an exemption from Oklahoma withholding tax or obtain a refund of Oklahoma withholding tax, Unit holders subject to Oklahoma income tax would be required to file an Oklahoma income tax return in order to claim a credit or refund for any Oklahoma withholding tax attributable to such Unit holder’s Units. A Unit holders entitlement to such a refund or credit will be dependent upon the relevant facts and circumstances of such Unit holder.

Unit holders should consult their tax advisor regarding the possible state tax implications of owning Trust Units.

REGULATION AND PRICES

Regulation

General

Exploration for and production and sale of oil and gas are extensively regulated at the national, state, tribal, and local levels. Oil and gas development and production activities are subject to federal, tribal, state, and local law, regulations and orders of regulatory bodies pursuant thereto. These laws may govern a wide variety of matters, including allowable rates of production, transportation, marketing, pricing, land use, well construction, water use, prevention of waste, waste disposal, pollution, and protection of human health and safety and the environment. These laws, regulations and orders have in the past, and may again, restrict the rate of oil and gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders.

Laws affecting the oil and gas industry and the distribution of its products are under constant review for amendment or expansion, frequently becoming more stringent and are increasing the regulatory burden over time. Numerous governmental departments and agencies are authorized by statute or other laws to issue, and have issued, rules and regulations binding on the oil and gas industry which are often difficult and costly to comply with and which impose substantial penalties or other liabilities for the failure to comply.

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

Environmental Regulation

General. Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health, safety, or the protection of the environment are not expected to have a material adverse effect upon the Trust or Unit holders. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Royalty Properties, including the acquisition of a permit before conducting construction, drilling, production, underground injection or associated operational activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, disposed of, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other sensitive or protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the remediation of materials released in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; and the installation of emission monitoring and/or pollution control equipment. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal fines or penalties; the imposition of investigatory ongoing monitoring, or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill or production or storage site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, and comparable state laws impose liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that own or owned property where release of a “hazardous substance” occurred or contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In addition, from time to time, EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, EPA issued a final rule that became effective on July 8, 2024, designating as "hazardous substances" under CERCLA perfluorooctanoic acid and perfluorooctanesulfonic acid, which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent responsibility under CERCLA could be imposed on such parties as “owners.”

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

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal and injection wells. EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal and injection wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding the potential seismic impacts of such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin in Texas, the RRC announced in September 2021 that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. The RRC has since identified two additional SRAs (the Northern Culberson-Reeves (“NCR”) SRA and the Stanton SRA), required operators in the NCR SRA and Stanton SRA to implement seismic response plans, (which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff), expanded both the Gardendale and NCR SRAs in response to additional earthquakes in the area suspended all (totaling 23) deep disposal well permits in the NCR SRA (effective January 12, 2024), and, as recently as May 2024, issued revised Response Plans for the Stanton SRA with proposed additional daily injection volume curtailments. Such restrictions and requirements could limit the Royalty Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. In November 2023, EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge and subject to regulation under the CWA National Pollutant Discharge Elimination System permitting program and describing the types of information that should be used in the determination. Comments on the draft guidance were due to the agency by December 27, 2023, and to date EPA has not yet finalized the guidance. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources. Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damage to wetlands, habitat or natural resources occur, or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities. Damages, including natural resources damages, and criminal penalties for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, produced water, hazardous substances or other regulated materials may be sought. The first Trump administration promulgated a rule in January 2021 that formalized a December 2017 Department of Interior (“DOI”) interpretation of the MBTA as applying only to the intentional killing of birds and not to the accidental but preventable killing of protected birds that occurs as the result of otherwise lawful activities. However, the rule was relatively short-lived. In October 2021, the DOI under the Biden administration issued a rule to reverse the agency’s position on incidental takes of migratory birds, and permanently revoked and withdrew the underlying December 2017 DOI interpretation, citing a federal district court’s opinion in Natural Resources Defense Council v. U.S. Dep’t of the Interior, 478 F. Supp. 3d, 469 (S.D.N.Y. 2020), that the underlying December 2017 DOI interpretation was in clear conflict with long-standing interpretation of the MBTA, and the Second Circuit’s subsequent dismissal of the appeal of the district court’s decision. The reversal of the Trump administration’s January 2021 rule took effect on December 3, 2021.

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

Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS” or “jurisdictional waters”), has been in flux the past several years due to recent rulemaking and associated litigation concerning the WOTUS definition resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal fines and penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Climate Change/Air Emissions. Mitigating climate change has become the subject of an important public policy debate and the basis for new legislation proposed by the United States Congress and certain states. Some states have also adopted climate change statutes and regulations. The International Energy Agency (“IEA”) estimates in its World Energy Outlook 2024 that growth in global energy demand is expected to slow due to efficiency improvements, electrification, and quick expansion of renewables. In addition, the IEA predicts that oil and natural gas, along with coal, are each expected to reach their high point in global energy demand before 2030, with their combined percentage of global energy supply expected to drop below eighty percent (80%) before that time, and various models showing a range in decline of fossil fuel energy supply between 75% to 65% of total energy supply by 2030 and 60% to 15% of total energy supply by 2050. In addition, the IEA notes that China's electricity demand is significantly larger than other countries, and that the growth in demand for fossil fuels could be tempered and decrease further if the growth of China’s investment in and commitments to developing clean power generation sources outpace its investment in fossil fuel-generated energy. Similarly, the nature of energy investments and commitments by other high-energy-demand growth areas, such as India and Indonesia will impact the speed at which non-fossil fuel sources of power can keep up with global electricity demand. The United States, depending on which President has been in office, has participated (during the Biden administration) or not (during the two Trump administrations) in the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less); preparing, maintaining and publishing national greenhouse gas (“GHG”) reduction targets; and announcing a plan to achieve net-zero emissions from overall federal operations by 2050. The Biden administration had also set ambitious domestic targets for curbing climate change, such as making the U.S. power sector carbon-neutral by 2035. While changes in U.S. presidential administrations could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal, or state GHG-emission reduction commitments, legislation, or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Royalty Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that GHGs are air pollutants under the Clean Air Act (“CAA”), EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. Thereafter, EPA issued GHG monitoring and reporting regulations,that since 2012, have required annual reporting of GHGs by persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year (the “GHG Reporting Rule"). EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. More recently, in August 2022, Congress passed the Inflation Reduction Act, which includes requirements to impose fees beginning in 2025 on 2024 calendar year methane emissions from oil and gas operations that are required to report their GHG emissions under the GHG Reporting Rule. EPA’s final rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems,” was published on November 18, 2024, and took effect on January 17, 2025. Although the Trump presidential administration may make efforts to rollback or revise these rules in connection with its focus on promotion of the oil and natural gas production, the rules are currently in effect, and oil and gas operators subject to the rule must pay fees on 2024 methane emissions by September 2, 2025, and by August 31 for subsequent years. Compliance with these rules requires enhanced record-keeping practices and, thus, may increase operating costs associated with the Royalty Properties and may decrease net revenue to the Trust.

In addition, on May 9, 2024, pursuant to its authority under Section 111 of the CAA to set emission standards for new and existing power plants based on the “best system of emission reduction,” EPA finalized new source performance standards for GHG emissions from fossil fuel-fired stationary combustion turbine electricity generating units and from certain fossil-fuel fired steam generating units. Among other requirements, the rule, effective July 8, 2024, revised CAA New Source Performance Standards (“NSPS”) for new or substantially modified natural gas-fired power plants based on the use of more efficient fuels, simple cycle operation, and the implementation of carbon capture and sequestration/storage technology. The rule also revises the NSPS for GHG emissions from fossil fuel–fired steam generating units that undertake major modifications. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired electricity or steam generating units or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Royalty Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants. For example, on August 16, 2012, EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations, referred to as NSPS Subpart OOOO, apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In June 2016, EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other requirements, the NSPS Subpart OOOOa rules extended green completion requirements to newly fractured and re-fractured oil wells. Furthermore, in December 2023, EPA announced additional final NSPS OOOO program rules referred to as Subparts OOOOb and OOOOc, which are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources; and will regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Legal challenges, including by states, to the recently finalized NSPS Subparts OOOOb and OOOOc rules have ensued. Further, the Trump presidential administration may make efforts to rollback or revise these rules in connection with its focus on promotion of oil and natural gas production. Although the bulk of the 2012 and 2016 standards and the new OOOOb and OOOOc rules are currently in effect, future implementation and the ultimate scope of VOC and methane emission regulations for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of expected new rulemakings, ongoing and expected legal challenges, and actions by the Trump presidential administration that are expected to affect, in particular, implementation of the NSPS Subpart OOOOb and OOOOc rules.

In part in response to the Inflation Reduction Act requirement for operators to pay royalties on “all gas that is consumed or lost by venting, flaring, or negligent releases through any equipment during upstream operations,” in April 2024, the Bureau of Land Management (“BLM”) finalized the Waste Prevention, Production Subject to Royalties, and Resource Conservation Rule (also known as the “Waste Prevention Rule”), which replaces the BLM’s existing venting and flaring requirements in its 1979 Notice to Lessees and Operators of Onshore Federal and Indian Oil and Gas Leases: Royalty or Compensation for Oil and Gas Lost (“NTL -4A”) and includes, among others, requirements for self-certification statements or waste minimization plans, flaring limits, leak detection and repair obligations, and for considering oil and gas “unavoidably lost” and, thus, not subject to royalty payments. Implementation of the Waste Prevention Rule could result in increased compliance costs of operation of Royalty Properties on federal and Indian lands.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Furthermore, in March 2024 the SEC adopted rule amendments that require public companies to disclose certain climate-related information in their public filings, including information about a company’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. The new rules also required certain disclosure requirements related to severe weather events and other natural conditions in a company’s audited financial statements. However, the SEC stayed implementation of the rules until legal challenges to the rules could be resolved, and, following installation of the second Trump presidential administration, is reassessing its position in the litigation. Ultimately, if these initiatives and ESG rulemakings are ultimately reinstated or amended to require additional ESG-related disclosures, they could increase operational costs and make it more difficult for companies, including the companies that operate the Royalty Properties, to secure funding for exploration and production activities.

Hydraulic Fracturing. With respect to hydraulic fracturing, in February 2014, the EPA published a final guidance that broadly defined diesel fuel and which required the issuance of a Class II Underground Injection control permit for hydraulic fracturing treatments using diesel fuel. To the extent diesel fuels are used in hydraulic fracturing activities on properties underlying the Royalty Properties, this guidance will apply, and may cause additional costs and delays in development of the Royalty Properties.

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

In addition, on March 20, 2015, the BLM released new regulations governing hydraulic fracturing operations on federal and Indian lands, including requirements for chemical disclosure, well bore integrity and handling of flowback water. In December of 2017, the BLM rescinded the 2015 regulations, and environmental organizations and the State of California sued the BLM and the Secretary of the U.S. Department of the Interior over the repeal. In March 2020, the Northern District of California issued a ruling in favor of the BLM, upholding the BLM’s rescission of the 2015 regulations. The case has been administratively closed since November 15, 2021; however, if the regulations are reinstated, or if similar regulations are re-proposed, such regulation of hydraulic fracturing operations may result in additional levels of regulatory complexity with respect to existing state regulations that could lead to operational delays, increased operating costs and additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase costs of compliance of Royalty Properties on federal and Indian Lands.

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. In its assessment, EPA concluded that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. The results of these studies or similar governmental reviews could spur initiatives to further regulate oil and gas production activities, which could increase the cost to operate the Royalty Properties and could have an adverse effect on the net proceeds payable to the Trust.

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

Prices

Oil

The Trust’s average per barrel oil price decreased from $79.60 in 2023 to $77.04 in 2024. In 2023, oil prices declined in the first few months of 2023, but as the year went on, the price of oil increased somewhat. However, average 2023 prices were still below that of the previous year. Oil prices stayed fairly constant throughout 2024, with increases in the spring and summer of 2024, followed by decreases throughout the remainder of the year. The Trustee believes that the price of oil was affected by higher inflation, along with uncertainty in the economy due to the November U.S. presidential election.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2024 on natural gas volumes sold of $1.88 per thousand cubic feet (“Mcf”) represented a decrease from the $3.52 per Mcf average price received in 2023, due largely to warmer weather in the fall and early winter 2024, higher inflation, along with uncertainty brought about by the November U.S. presidential election which put downward pressure on the price. This continued oversupply contributed to lower gas prices in the fourth quarter of 2024.

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

The Trust’s monthly distributions are highly dependent upon the prices realized from the sale of crude oil and natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unit holders. Crude oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

•
political conditions in major oil producing regions, especially in Eastern Europe and the Middle East,
•
worldwide economic and geopolitical conditions;
•
weather conditions;

•
trade barriers and tariffs;
•
public health concerns, such as COVID-19;
•
the supply and price of domestic and foreign crude oil or natural gas;
•
the level of consumer demand;
•
the price and availability of and purchaser or consumer preference for alternative fuels;
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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be recorded in GAAP financial statements.

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

U.S. federal tax reform legislation informally known as the Tax Cuts and Jobs Act (the “TCJA”) was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit holder’s allocable share of certain income from the Trust. The TCJA is complex, thus, Trust Unit holders should consult their tax advisor regarding the TCJA and its effect on an investment in Trust Units.

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

Demand for oil and gas, and the business and operations of the operators of the Royalty Properties, have been, and may in the future be, adversely impacted by public health concerns such as COVID-19 and measures taken to mitigate its impact.

The industry experienced a sharp and rapid decline in the demand for oil and natural gas as the U.S. and global economy in 2020, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Future pandemics or other significant public health events could have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2024, which comments remain unresolved.

Item 1C. Cybersecurity

The Trust does not have a board of directors; therefore, the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel that are responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

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

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A. “Risk Factors – Business and Operational Risks – The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.”

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2024. For changes in proved reserves, see Part II, Item 8 “Financial Statements - Notes to Financial Statements - Note 8 Supplemental Oil and Gas Information (Unaudited)”.

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

The following table summarizes the gross/net acreage by basin represented by the Royalty Properties at December 31, 2024.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of December 31, 2024 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Part II Item 8 “Financial Statements - Notes to Financial Statements - Note 8 Supplemental Oil and Gas Information (Unaudited)” hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 21, 2025

Argent Trust Company

3838 Oak Lawn Avenue, Suite 1720

Dallas, Texas 75219

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the “Trust”), this report of third party presents an independent evaluation, as of December 31, 2024, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 21, 2025. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Argent Trust Company acts as trustee of the Trust. Argent Trust Company has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of December 31, 2024. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2024. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

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

Information used in the preparation of this report was obtained on behalf of the Trust from Argent Trust Company and from public sources. Additionally, this information includes data supplied by S&P Global; Copyright 2024 S&P Global. In the preparation of this report we have relied, without independent verification, upon information furnished by Argent Trust Company with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

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

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12 month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

(iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, as defined in section 210.4–10 (a) Definitions, or by other evidence using reliable technology establishing reasonable certainty.

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

Data provided by the Trust from wells drilled through October 31, 2024, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2024. Estimated cumulative production, as of December 31, 2024, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

Oil and condensate reserves estimated herein are to be recovered by normal field separation. NGL reserves estimated herein include pentanes and heavier fractions (C5+) and liquefied petroleum gas (LPG), which consists primarily of propane and butane fractions, and are the result of low-temperature plant processing. Oil, condensate, and NGL reserves included in this report are expressed in thousands of barrels (Mbbl). In these estimates, 1 barrel equals 42 United States gallons. For reporting purposes, oil and condensate reserves have been estimated separately and are presented herein as a summed quantity.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 45 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Argent Trust Company. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $76.32 per barrel were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $72.91 per barrel of oil and condensate and $18.53 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $2.13 per million Btu were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. Btu factors provided by Argent Trust Company were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume‑weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $1.795 per thousand cubic feet of gas.

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

Several properties incur additional expenses related to transportation, marketing, processing, and other expenses that are charged to the royalty interests. These expenses are reported herein as transportation expenses. These expenses were not adjusted for inflation.

In our opinion, the information relating to estimated proved developed producing reserves, estimated future net revenue from proved developed producing reserves, and present worth of estimated future net revenue from proved developed producing reserves of oil, condensate, NGL, and gas contained in this report has been prepared in accordance with Paragraphs 932‑235-50-4, 932-235-50-6, 932‑235‑50-7, 932-235-50-9, 932-235-50-30, and 932‑235-50-31(a), (b), and (e) of the Accounting Standards Update 932-235-50, Extractive Industries – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures (January 2010) of the FASB and Rules 4–10(a) (1)–(32) of Regulation S–X and Rules 302(b), 1201, and 1202(a) (1), (2), (3), (4), (8) of Regulation S–K of the SEC; provided, however, that (i) future income tax expenses have not been taken into account in estimating the future net revenue and present worth values set forth herein and (ii) estimates of the proved developed producing reserves are not presented at the beginning of the year.

To the extent the above-enumerated rules, regulations, and statements require determinations of an accounting or legal nature, we, as engineers, are necessarily unable to express an opinion as to whether the above-described information is in accordance therewith or sufficient therefor.

Summary of Conclusions

DeGolyer and MacNaughton has performed an independent evaluation of the extent and value of the estimated net proved oil, condensate, NGL, and gas reserves of certain properties in which the Trust has represented it holds an interest. The estimated net proved developed producing reserves, as of December 31, 2024, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of December 31, 2024
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	37	4	40	—
Louisiana	38	2	39	79
Mississippi	77	—	77	329
New Mexico	329	105	433	967
Oklahoma	744	520	1,264	13,749
Texas	5,136	1,883	7,019	49,112
Total	6,361	2,514	8,872	64,236

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of December 31, 2024, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	625,585
Production Taxes	32,017
Ad Valorem Taxes	23,412
Transportation Expenses	20,816
Future Net Revenue	549,340
Present Worth at 10 Percent	280,325
Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the December 31, 2024, estimated reserves.

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
Executive Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.
That I am an Executive Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Argent Trust Company dated February 21, 2025, and that I, as Executive Vice President, was responsible for the preparation of this report of third party.
2.
That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 14 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2025 will be approximately $4,250,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $257,549,720 at December 31, 2023, to $280,325,131 at December 31, 2024. This increase resulted primarily from the higher volumes in the December 31, 2024, reserve report compared to the December 31, 2023, reserve report.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 18, 2025, NYMEX posted oil prices were approximately $72.21 per barrel, which compared to the average posted price of $72.91 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 18, 2025, NYMEX posted gas prices were $6.40 per million British thermal units. The use of such price, as compared to the average posted price of $1.795 per million British thermal units, used to calculate future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

At February 21, 2025, there were 14,579,345 Units outstanding and approximately 853 Unit holders of record.

The Trust does not maintain any equity compensation plans.

The Trust did not repurchase any Units during the period covered by this report.

Item 6. [Reserved]

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust makes monthly distributions to its Unit holders of the excess of the preceding month’s revenues received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust’s only long-term assets consist of royalty interests in producing oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future. Accordingly the Trust is dependent on receipt of royalty income to generate excess cash flows utilized in making distributions. These cash flows are largely dependent on such factors as oil and gas prices and production volumes, which are influenced by many factors beyond the control of the Trust. The Trust does not undertake capital projects or make capital expenditures, and is not liable for any production costs or liabilities attributable to the Royalty Properties. As a royalty owner, the Trust does not have access to certain types of information that would be disclosed by a company with oil and gas operations. See “Item 2. Properties” for a discussion of the types of information not available to the Trust.

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

Revenue and Expense Audit and Review

As previously disclosed, significant activity has been initiated by operators in the Haynesville Shale play in the Panola County leases. The Trustee has taken efforts to confirm that the trust receives revenue on all wells in which it has ownership. The Trustee has engaged Argent Mineral Management (“AMM”), an affiliate of the Argent Financial Group, of which the Trustee is also an affiliate, to further audit the Trust's royalty revenue. See Item 13 “Certain Relationships and Related Party Transactions, and Director Independence” for further discussion of this engagement and other related party transactions.

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2022, 2023 and 2024.

Royalty income during 2024 decreased approximately $10,442,000, or 11 percent, compared to 2023 royalty income, which had increased approximately $32,737,000, or 26 percent, from 2022 royalty income.

Revenues generated by sales of oil and gas decreased in 2024 from 2023 due mainly to lower oil and natural gas prices ($21.4 million) and higher operating expenses and taxes ($0.5 million), partially offset by an increase in both oil and natural gas production ($11.5 million).

Gas volumes increased from 11,819,167 Mcf in 2023 to 16,509,134 Mcf in 2024 after decreasing from 14,092,037 Mcf in 2022. The average price of gas received by the Trust decreased from $3.52 per Mcf in 2023 to $1.88 per Mcf in 2024 after decreasing from $5.96 per Mcf in 2022. In February 2022, Russia invaded Ukraine and the resulting uncertainty due to the war and sanctions imposed on Russia drove the price of natural gas up significantly, peaking in the summer of 2022. Once international markets absorbed the effects of Russia’s inability to sell gas to the European Union and other countries, the price of natural gas began to ease somewhat in the second half of 2022 and 2023. The lower gas prices continued throughout most of 2024, due mainly to warmer weather in the fall and early winter in 2024, higher inflation than in previous years, along with the uncertainty brought about by the November U.S. presidential election. Late in the year, with cold weather finally arriving in some parts of the United States, natural gas prices began to increase.

Oil volumes sold increased to 815,811 barrels (“Bbls”) in 2024 from 780,930 Bbls in 2023 after increasing from 608,140 Bbls in 2022. The average sales price of oil decreased to $77.04 per Bbl in 2024, from $79.60 per Bbl in 2023 after decreasing from $90.41 per Bbl in 2022. In February 2022, Russia invaded Ukraine and the uncertainty of war and the sanctions that were imposed on Russia drove the price of oil to [near] historic levels where they peaked in June 2022, then declined through the rest of 2022 and the first few months of 2023. As 2023 went on, the price of oil increased, but the average prices were still below that of the previous year. For most of 2024, oil prices stayed lower than the prices in 2023 due mainly to higher inflation, along with the uncertainty brought about by the November U.S. presidential election.

Interest income was approximately $601,000 in 2024, which had decreased from approximately $804,000, or 25 percent, in 2023, which had increased from approximately $232,000, or 247 percent, in 2022. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased to approximately $3,528,000, or 1 percent, in 2024 from approximately $3,564,000 in 2023. This decrease was caused mainly by decreases in Escrow Agent/Trustee fees of approximately $267,000. These were offset by increases in legal and professional services of approximately $223,000 and in revenue processing of approximately $76,000.

General and administrative expenses increased to approximately $3,564,400, or 8 percent, in 2023 from approximately $3,287,400 in 2022. This increase was caused mainly by increases in Escrow Agent/Trustee fees of approximately $490,000, and in Unitholder services of approximately $155,000. These were offset somewhat by decreases in legal and professional services of approximately $178,000 and in revenue processing of approximately $181,000.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes.

The Trust did file tax returns for 2022 and 2023 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds. [The Trust will file tax returns for 2024 with the States of Oklahoma and New Mexico requesting refunds.] The Trust has historically obtained refunds from the states of New Mexico and Oklahoma and distributed such refunds to Unit holders. However, with respect to Oklahoma, beginning in 2018, the Trust’s refund claims have been denied, and the Trust may not qualify for an exemption from withholding. The Trustee is actively working with the Oklahoma Tax Commission to resolve the issue. Unless the Trust is eligible to obtain an exemption from Oklahoma withholding tax or obtain a refund of Oklahoma withholding tax, Unit holders subject to Oklahoma income tax would be required to file an Oklahoma income tax return in order to claim a credit or refund for any Oklahoma withholding tax attributable to such Unit holder’s Units. A Unit holder’s entitlement to such a credit or refund will be dependent upon the relevant facts and circumstances of such Unit holder.

Critical Accounting Policies and Estimates

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

3. Reserve Disclosure

The SEC and the Financial Accounting Standards Board requires supplemental disclosures for oil and gas producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. See Part II Item 8 “Financial Statements – Notes to Financial Statements - Note 8 Supplemental Oil and Gas Information (Unaudited)” for additional information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2024.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2022 and 2024. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2024	$77.04	$1.88
2023	79.60	3.52
2022	90.41	5.96

Inflationary pressures continued during 2024, which has impacted the costs of goods and services for operators of the Royalty Properties and administrative costs for the Trust.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s only long-term assets consist of royalty interests in producing oil and gas properties. As a result, the Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGL produced and sold. The Trust is a passive entity, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2024 and 2023, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2024 and 2023, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Basis of Accounting

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

Houston, Texas

February 27, 2025

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2024	2023
Assets
Cash and short-term investments	$9,169,742	$9,342,423
Royalty interests in oil and gas properties less accumulated amortization of $22,314,566 (2024) and $22,299,783 (2023)	80,619	95,402
Total	$9,250,361	$9,437,825
Liabilities and Trust Corpus
Trust expenses payable	$311,784	$508,489
Other payables (Note 4)	231,645	370,430
Total liabilities	543,429	878,919
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	8,706,932	8,558,906
Total	$9,250,361	$9,437,825

The accompanying notes are an integral part of these financial statements.

Statements of Distributable Income

	Year Ended December 31,
	2024	2023	2022
Royalty income	$82,569,642	$93,012,044	$125,749,358
Interest income	601,454	803,530	231,935
Total	83,171,096	93,815,574	125,981,293
General and administrative expenses (Note 6)	3,528,402	3,564,339	3,287,420
Distributable income	$79,642,694	$90,251,235	$122,693,873
Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$5.46	$6.19	$8.42

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Trust Corpus

	2024	2023	2022
Trust corpus, beginning of year	$8,558,906	$11,409,506	$14,909,990
Amortization of royalty interests	(14,783)	(17,090)	(24,118)
Distributable income	79,642,694	90,251,235	122,693,873
Distributions to unit holders (Note 3)	(79,479,885)	93,084,745	(126,170,239)
Trust corpus, end of year	$8,706,932	$8,558,906	$11,409,506
Distributions per unit (Note 3)	$5.45	$6.38	$8.65

The accompanying notes are an integral part of these financial statements.

SABINE ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

1. Trust Organization and Provisions

Sabine Royalty Trust (the “Trust”) was established by the Sabine Corporation Royalty Trust Agreement (the “Trust Agreement”), made and entered into effective as of December 31, 1982, to receive a distribution from Sabine Corporation (“Sabine Corporation”) of royalty and mineral interests, including landowner’s royalties, overriding royalty interests, minerals (other than executive rights, bonuses and delay rentals), production payments and any other similar, nonparticipatory interest, in certain producing and proved undeveloped oil and gas properties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma and Texas (the “Royalty Properties”).

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982 to Sabine Corporation's shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock.

In May 1988, Sabine Corporation was acquired by Pacific Enterprises. Through a series of mergers, Sabine Corporation was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra Energy sold its various interests and rights to Providence Energy Corporation (“Providence”). Providence in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, Inc. as successor to Sabine Corporation, has assumed by operation of law all of Sabine Corporation’s rights and obligations with respect to the Trust. The Units are listed and traded on the New York Stock Exchange.

In connection with the transfer of the Royalty Properties to the Trust upon its formation, Sabine Corporation had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine Corporation was merged into Pacific (USA), a California corporation which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include executive rights relating to the Royalty Properties, and the ownership of such rights by Pacific (USA) (now PEC Minerals, LP (“PEC”)) was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

The proceeds of production from the Royalty Properties are receivable from hundreds of separate payors. In order to facilitate creation of the Trust and to avoid the administrative expense and inconvenience of daily reporting to Unit holders, the conveyances by Sabine Corporation of the Royalty Properties located in five of the six states (Florida, Mississippi, New Mexico, Oklahoma, and Texas) provided for the execution of an escrow agreement by Sabine Corporation and the initial trustee of the Trust, in its capacities as trustee of the Trust and as escrow agent. The conveyances by Sabine Corporation of the Royalty Properties located in Louisiana provided for the execution of a substantially identical escrow agreement by Sabine and a Louisiana bank in the capacities of escrow agent and of trustee under the name of Sabine Louisiana Royalty Trust. Sabine Louisiana Royalty Trust, the sole beneficiary of which is the Trust, was established in order to avoid uncertainty under Louisiana law as to the legality of the Trustee’s holding record title to the Royalty Properties located in Louisiana. Argent now serves as Trustee of the Sabine Louisiana Royalty Trust. Therefore, the trust now only has one escrow agent, which is the Trustee, and a single escrow agreement.

Pursuant to the terms of the escrow agreement and the conveyances of the properties by Sabine Corporation, the proceeds of production from the Royalty Properties for each calendar month, and interest thereon, are collected by the escrow agent and are paid to and received by the Trust only on the next monthly record date. The escrow agent has agreed to endeavor to assure that it incurs and pays expenses and fees for each calendar month only on the next monthly record date. The Trust Agreement also provides that the Trustee is to endeavor to assure that income of the Trust will be accrued and received and expenses of the Trust will be incurred and paid only on each monthly record date. Assuming that the escrow agreement is recognized for federal income tax purposes and that the Trustee, as escrow agent is able to control the timing of income and expenses, as stated above, cash and accrual basis Unit holders should be treated as realizing income only on each monthly record date. The Trustee is treating the escrow agreement as effective for tax purposes. However, for financial reporting purposes, royalty and interest income are recorded in the calendar month in which the amounts are received by either the escrow agent or the Trust.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2024.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2024.

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

Federal Income Taxes

The Internal Revenue Service (the “Service”) has ruled that the Trust is classified as a grantor trust for federal income tax purposes and therefore is not subject to taxation at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust, which is on the record date following the end of each month, as discussed above in Note 1.

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

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes and ad valorem taxes.

The Trust did file tax returns for 2022 and 2023 with the States of Oklahoma and New Mexico requesting refunds. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the State of Oklahoma and the State of New Mexico by the applicable payors of such proceeds. The Trust will file tax returns for 2024 with the States of Oklahoma and New Mexico requesting refunds. The Trust has historically obtained refunds from the States of Oklahoma and New Mexico and distributed such refunds to Unit holders. However, with respect to Oklahoma, beginning in 2018, the Trust’s refund claims have been denied, and the Trust may not qualify for an exemption from withholding. The Trustee is actively working with the Oklahoma Tax Commission to resolve the issue. Unless the Trust is eligible to obtain an exemption from Oklahoma withholding tax or obtain a refund of Oklahoma withholding tax, Unit holders subject to Oklahoma income tax would be required to file an Oklahoma income tax return in order to claim a credit or refund for any Oklahoma withholding tax attributable to such Unit holder’s Units. A Unit holder’s entitlement to such a credit or refund will be dependent upon the relevant facts and circumstances of such Unit holder.

4. Other Payables

Other payables consist of the following at December 31:

December 31,	2024	2023
Royalty receipts in suspense pending verification of ownership interest or title	$231,645	$370,430

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2024, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 3, 2025	January 15, 2025	January 29, 2025	$0.448330
February 7, 2025	February 18, 2025	February 28, 2025	$0.439510

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2024	2023	2022
Trustee’s fee	$478,878	$545,594	$422,011
Escrow agent fee paid to Trustee	1,436,631	1,636,786	1,266,038
Professional fees	850,616	614,481	792,277
Unit holders’ services fees	579,183	634,185	395,359
Other	183,094	133,293	411,735
Total General and Administrative Expenses	3,528,402	3,564,339	3,287,420

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2024 and 2023 (in thousands, except per Unit amounts):

2024	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$20,759	$19,921	$1.37
Second Quarter	22,607	22,079	1.51
Third Quarter	19,784	19,070	1.31
Fourth Quarter	19,419	18,572	1.27
	$82,569	$79,642	$5.46

2023	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$27,135	$26,277	$1.80
Second Quarter	17,434	16,699	1.15
Third Quarter	14,365	13,727	0.94
Fourth Quarter	34,078	33,548	2.30
	$93,012	$90,251	$6.19

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

	Oil (Barrels)	Gas (Mcf)	BOE*
January 1, 2022	6,020	42,749	13,145
Revisions of previous statements	377	14,270	2,755
Production	(438)	(9,635)	(2,044)
December 31, 2022	5,959	47,384	13,856
Revisions of previous statements	2,423	7,939	3,746
Production	(467)	(8,924)	(1,954)
December 31, 2023	7,915	46,399	15,648
Revisions of previous statements	1,563	34,255	7,272
Production	(606)	(16,148)	(3,342)
December 31, 2024	8,872	64,236	19,578

*Barrel of Oil Equivalent

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGLs (Barrels)	Gas (Mcf)	BOE*
Proved Developed Reserves:
January 1, 2022	4,802	1,219	42,749	13,146
December 31, 2022	4,660	1,300	47,384	13,857
December 31, 2023	5,314	2,601	46,399	15,648
December 31, 2024	6,359	2,513	64,236	19,578

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average reference oil and gas prices ($76.32 per Bbl and $2.13 per MMBtu, respectively) during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure.

Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the reference prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $72.91 per Bbl of oil, $18.53 per Bbl of NGL, and $1.795 per Mcf of gas.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2024	2023	2022
Future net cash inflows	$549,340	$524,282	$657,947
Discount of future net cash flows @ 10%	(269,015)	(226,732)	(330,798)
Standardized measure of discounted future net cash inflows	$280,325	$257,550	$327,149

The change in the standardized measure of discounted future net cash inflows for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Standardized measure of discounted future net cash flows, January 1,	$257,550	$327,149	$207,073
Royalty income, net of severance and ad valorem taxes	(82,570)	(93,012)	(125,749)
Changes in prices, net of related costs	(25,194)	(121,929)	118,200
Revisions of previous estimates and other	104,784	112,627	106,918
Accretion of discount	25,755	32,715	20,707
Standardized measure of discounted future net cash flows, December 31,	$280,325	$257,550	$327,149

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 18, 2025, NYMEX posted oil prices were approximately $72.21 per barrel, which compared to the average posted price of $72.91 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 18, 2025, NYMEX posted gas prices were $6.40 per million British thermal units. The use of such price, as compared to the average posted price of $1.795 per million British thermal units, used to calculate the future net revenue for the Trust’s proved developed reserves would result in an increase in the standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2024, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2024, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2024 based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2024 and 2023 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Houston, Texas

February 27, 2025

Item 9B. Other Information.

The Trust does not have any directors or officers, and as a result, no such person adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter.

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

Insider Trading Policy. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

Item 11. Executive Compensation.

(a)
Compensation Committee Interlocks and Insider Participation/Compensation Committee Report. The Trust has no officers or directors and is administered by a trustee. The Trust does not have a compensation committee or maintain any equity compensation plans and there are no units reserved for issuance under any such plans.
(b)
Compensation of the Trustee. See the Special Statement of Fees and Expenses Paid by Sabine Royalty Trust to Argent Trust Company as Trustee and Escrow Agent attached as Exhibit 99 hereto for information regarding the fees earned by Argent Trust Company as Trustee and Escrow Agent. Please see Item 13. Certain Relationships and Related Transactions, and Director Independence for information on the revenue audit that is being conducted by Argent Mineral Management (“AMM”), an affiliate of Argent Financial, of which the Trustee is also an affiliate.
(c)
Pay Ratio Disclosure. The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure and other executive compensation information is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 27, 2024, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Christopher B. Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	809,705(1)	5.6%

(1)
Pursuant to a Schedule 13G/A filed February 28, 2024, Christopher B. Sarofim reported as of December 31, 2023, he directly and through certain entities of which he is a controlling person beneficially owned 787,605 Units, of which he had sole voting and dispositive power with respect to 539,407 Units and shared voting and dispositive power with respect to 248,198 Units.
(b)
Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of December 31, 2024 an aggregate of 13,177 Units in various fiduciary capacities, and it had shared voting and investment power with respect to 12,693 of such Units.
(c)
Changes in Control. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11. “Executive Compensation”, for the remuneration received by Argent Trust Company as Trustee and Escrow Agent.

As noted in Item 10.“Directors, Executive Officers and Corporate Governance”, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the units represented at the meeting.

The Trustee has engaged AMM to audit the revenue received by the Trust. This audit includes production volumes and realized prices, along with the operator deductions made and severance taxes taken from those revenues in conjunction with the leases and conveyances governing the Trust. This audit is being performed in addition to our normal review procedures to confirm that the maximum amount of royalties are received by the Trust and that recoveries of unpaid royalties are made, if warranted. From August 2024 through the end of December 2024, the Trust paid approximately $77,600 to AMM for these services. This audit is expected to be an ongoing project.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2024 and 2023 are:

	2024	2023
Audit fees—Weaver and Tidwell, L.L.P.	$136,100	$157,000
Audit-related fees: Weaver and Tidwell, L.L.P.	$—	$—
Tax fees: Deloitte & Touche LLP	$55,134	$44,968
All other fees(1)	$35,700	$15,487

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
The following documents are filed as a part of this report:
1.
Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2024 and 2023

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2024

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2024

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

(c)*	–

Sabine Corporation Louisiana Royalty Trust Agreement effective as of December 31, 1982, by and between Sabine Corporation and Hibernia National Bank in New Orleans, as trustee, and joined in by InterFirst Bank Dallas, N.A., as trustee. (P)

(23)**	–	Consent of DeGolyer and MacNaughton.

(31)**	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)**	–	Certification by Argent, Trustee of Sabine Royalty Trust, dated February 27, 2025 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(97)**	–	Executive Officer Compensation Recovery Policy

(99)**	–	Report dated February 27, 2025 of the Special Purpose Statement of Fees and Expenses paid by Sabine Royalty Trust to Argent Trust Company, as Trustee and Escrow Agent.

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
Nancy Willis
Director of Royalty Trust Services

Date: February 27, 2025

(The Registrant has no directors or executive officers.)