Form 10-Q
period 2025-03-31
SABINE ROYALTY TRUST
filed 2025-05-09
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of units of beneficial interest outstanding at May 09, 2025: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2024 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2025, and the distributable income and the changes in trust corpus for the three months ended March 31, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	6

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		March 31,	December 31,
		2025	2024
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$9,878,062	$9,169,742
Royalty interests in oil and gas properties (less accumulated amortization of $22,318,103 and $22,314,566 at March 31, 2025 and December 31, 2024)		77,082	80,619
Total Assets		$9,955,144	$9,250,361
Liabilities and Trust Corpus
Trust expenses payable	4	$322,361	$311,784
Other payables	4	118,767	231,645
Total liabilities		441,128	543,429
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		9,514,016	8,706,932
Total Liabilities and Trust Corpus		$9,955,144	$9,250,361

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2025	2024
Royalty income		$19,394,566	$20,758,805
Interest income		106,960	151,926
Total		19,501,526	20,910,731
General and administrative expenses		(1,355,043)	(989,304)
Distributable income		$18,146,483	$19,921,427
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$1.24	$1.37

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2025	2024
Trust corpus, beginning of period		$8,706,932	$8,558,906
Amortization of royalty interests		(3,537)	(5,059)
Distributable income		18,146,483	19,921,427
Distributions	3	(17,335,862)	(18,487,632)
Trust corpus, end of period		$9,514,016	$9,987,642
Distributions per unit (14,579,345 units outstanding)	3	$1.19	$1.27

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

In May 1988, Sabine was acquired by Pacific Enterprises. Through a series of mergers, Sabine was merged into Pacific Enterprises Oil Company (USA) (“Pacific (USA)”), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. As of August 1, 2006, Sempra Energy sold its various interests and rights to Providence Energy Corporation (“Providence”). Providence in turn transferred its interests and rights to RJ Holdings, Inc. (“RJ Holdings”) as of June 1, 2021. These transactions had no effect on the Units. RJ Holdings, as successor to Sabine, has assumed by operation of law all of Sabine’s rights and obligations with respect to the Trust. References herein to RJ Holdings shall be deemed to include Sabine where appropriate.

In connection with the transfer of the Royalties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific (USA), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include executive rights relating to the Royalty properties, and ownership of such rights by Pacific (USA) (now PEC Minerals LP (“PEC”)) was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

The defined term “Trustee” as used herein shall refer to Simmons Bank for periods on and after February 20, 2018 through December 29, 2022, and shall refer to Argent for periods on and after December 30, 2022.

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

2. ACCOUNTING POLICIES

Basis of Accounting

The condensed financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Royalty interests in oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If circumstances require the royalty interests in oil and gas properties to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the royalty interests in oil and gas properties to its carrying value. If the carrying value of the royalty interests in oil and gas properties is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the royalty interests in oil and gas properties is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

Use of Estimates

The preparation of condensed financial statements in conformity with the basis of accounting described above requires the Trustee to make estimates and assumptions that affect reported amounts of certain assets, liabilities, income and expenses as of and for the reporting periods. Actual results may differ from such estimates.

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

Federal Tax Considerations

The Internal Revenue Service (the “Service”) has ruled that the Trust is classified as a grantor trust for federal income tax purposes and therefore is not subject to federal income tax at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1. In the absence of the escrow arrangement, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, as the proceeds from production and interest thereon were received or accrued by the Trust. The Trustee is treating the escrow arrangement as effective for federal income tax purposes and furnishes tax information to Unit holders on that basis.

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

Louisiana, Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within these states. New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico tax returns, obtains a refund, and distributes that refund to Unit holders. Unit holders who transfer their Units before the New Mexico tax refunds are received by the Trust or after the refunds are received but before the next monthly record date will not receive any portion of the refund. As a result, such Unit holders may effectively incur a double tax — first, through the reduced distribution received from the Trust (as withholding at the Trust level reduces the amount of cash available for distribution) and second, by the tax payment made directly to New Mexico taxing authorities with the filing of their New Mexico income tax returns. With respect to Oklahoma, the Trust has historically claimed and received refunds for withholding tax and distributed these refunds to Unit holders. However, beginning in 2018, the Trust’s refund claims have been denied, and the Trust may not qualify for an exemption from withholding in Oklahoma. The Trustee is actively working with the Oklahoma Tax Commission to resolve the issue. Unless the Trust is eligible to obtain an exemption from Oklahoma withholding tax or obtain a refund of Oklahoma withholding tax, Unit holders subject to Oklahoma income tax would be required to file an Oklahoma tax return in order to claim a refund or credit (to the extent available to the Unit holder) for Oklahoma withholding tax attributable to such Unit holder’s Units. A Unit holder’s entitlement to a refund or credit will be dependent upon the relevant facts and circumstances of such Unit holder.

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2025.

6. TRUSTEE FEES

	Three months ended March 31,
	2025	2024
Trustee Fee	$428,855	$306,342
Escrow Agent Fee	142,952	102,115
Trustee Bonus Fee(1)	92,271	—
Total Fees	$664,078	$408,457

(1)This bonus is limited to the sum of "...(a) 100% of Cost Savings to the extent that they represent 10% or less of the Estimated Annual Administrative Costs for any accounting year and (b) 50% of Cost Savings to the extent that they represent more than 10% of the Estimated Annual Administrative Cost for any accounting year." In 2024, the sum of the cost savings calculated in accordance with the preceding sentence was approximately $258,000, which resulted in a bonus to the Trustee of approximately $369,000. This bonus will be taken each month in the amount of approximately $31,000, from February 2025 until January 2026.

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to March 31, 2025, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
April 4, 2025	April 15, 2025	April 29, 2025	$0.503880
May 5, 2025	May 15, 2025	May 29, 2025	$0.447780

* * * * *

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources

Liquidity and Capital Resources

The Trust makes monthly distributions to the holders of Units of the excess of the preceding month’s royalty income received over expenses incurred. Upon receipt, royalty income is invested in short-term investments until its subsequent distribution. In accordance with the Trust Agreement, the Trust’s only long-term assets consist of royalty interests in producing and proved undeveloped oil and gas properties. Although the Trust is permitted to borrow funds if necessary to continue its operations, borrowings are not anticipated in the foreseeable future. Accordingly, the Trust is dependent on receipt of royalty income to generate excess cash flows utilized in making distributions. These cash flows are largely dependent on such factors as oil and gas prices and production volumes, which are influenced by many factors beyond the control of the Trust. The Trust does not undertake capital projects or make capital expenditures, and is not liable for any production costs or liabilities attributable to the
Royalty Properties.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas showed weakness in early 2024, unable to gain much strength through the fourth quarter, due mainly to higher inflation, the uncertainty brought about by the November U.S. presidential election, and warmer weather in the fall and early winter in 2024. The price of oil rose in early 2025 and then fell through the remainder of the first quarter of 2025 primarily due to weak demand, increasing supply, and tariffs and trade tensions between the U.S. and China. Natural gas prices rose in the first quarter of 2025 amid tight conditions and rising demand. Colder-than-normal weather in January and February 2025 led to increased natural gas consumption and large natural gas withdrawals from inventories, which contributed to higher prices in the first quarter 2025. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2024. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in the Middle East and Eastern Europe;
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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2025, was $18,146,483, or $1.24 per unit. Royalty income for the three months ended March 31, 2025, amounted to $19,394,566 while interest income was $106,960. General and administrative expenses totaled $1,355,043 for the three months ended March 31, 2025.

The March distribution includes a $400,000 settlement payment received by Sabine, pursuant to the settlement agreement (the “Settlement”) between Sabine and TGNR East Texas II, LLC (“TGNR”) dated February 18, 2025. This settlement payment relates to unpaid royalties on various TGNR operated wells in Panola County, Texas. These unpaid royalties were discovered during Sabine’s ongoing revenue audit.

Distributions during the period were $0.448330, $0.439510, and $0.301230 per Unit payable to Unit holders of record on January 15, February 18, and March 17, 2025, respectively.

Royalty income for the quarter ended March 31, 2025, decreased approximately $1,364,000, or 7%, compared with the first quarter of 2024. This decrease was primarily the result of lower prices for both oil and natural gas ($4.4 million) and lower gas production ($0.1 million), partially offset by increased production for oil ($2.2 million), miscellaneous receipts ($0.7 million) and lower ad valorem taxes ($0.3 million).

Compared to the preceding quarter ended December 31, 2024, royalty income decreased approximately $25,000, due mainly to lower oil and natural gas production ($2.6 million), and lower oil prices ($2.8 million). These decreases were offset partially by an increase in the price of natural gas ($2.9 million), and lower ad valorem taxes and production taxes ($1.9 million), and miscellaneous receipts ($0.6 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	March 31,	March 31,	December 31,
	2025	2024	2024
Production
Oil (Bbls)	211,707	174,002	214,479
Gas (Mcfs)	3,883,612	3,934,950	5,018,376
Average Realized Price
Oil (per Bbl)	$59.17	$80.20	$72.08
Gas (per Mcf)	$2.19	$2.37	$1.62

Oil royalty income for the three months ended March 31, 2025, related primarily to production for November 2024 through January 2025. The average price of oil as reported by NYMEX for that time period was $71.94 per barrel. The average price of oil was $71.78 per barrel for January through March 2025. Gas royalty income received for the three months ended March 31, 2025, related primarily to production for October through December 2024. The average price of gas reported by Henry Hub for the same time period was $2.79 per Mcf. The average price of gas for Henry Hub was $3.15 per Mcf for January through March 2025. As of April 28, 2025, the average price of gas reported by Henry Hub was $2.66 per Mcf and the average price of oil reported by NYMEX was $63.30 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

The price realized in March 2025 for oil revenue of $44.22 per barrel was significantly lower than national averages due to multiple prior period adjustments from various remitters, resulting in a lower realized price for the first quarter of 2025, comparable to the same time period in 2024 and the fourth quarter 2024.

Interest income for the quarter ended March 31, 2025, decreased $44,966 compared with the first quarter of 2024. Compared to the preceding quarter ended December 31, 2024, interest income decreased $21,348. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased approximately $365,700 for the three months ended March 31, 2025, compared to the same time period in 2024 due primarily to an increase in Escrow Agent/Trustee fees of approximately $163,400, a bonus fee to Argent of approximately $92,200, professional and legal fees of approximately $101,600, and miscellaneous expenses of approximately $8,800.

Compared to the previous quarter ended December 31, 2024, general and administrative expenses increased approximately $379,000 primarily due to timing of audit and legal fees of approximately $195,700, a bonus fee to Argent of $92,200, unitholder and printing services of approximately $81,300, and miscellaneous expenses of approximately $9,300.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2025.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The Trustee has transitioned fully to the Internal Control — Integrated Framework 2013 and is utilizing this framework in its evaluation of the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. No material change to such risk factors has occurred during the three months ended March 31, 2025. Items 2-4 not applicable.

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

31	Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Item 1A, and 7 to the Annual Report of Form 10-K for Sabine Royalty Trust filed with the Securities and Exchange Commission on February, 27, 2025 (incorporated herein by reference).

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
Nancy Willis
Director of Royalty Trust Services

Date: May 9, 2025

(The Trust has no directors or executive officers.)