Form 10-Q
period 2025-06-30
SABINE ROYALTY TRUST
filed 2025-08-08
CIK 710752

++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of units of beneficial interest outstanding at August 8, 2025: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2024 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2025, and the distributable income and the changes in trust corpus for the three and six months ended June 30, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	7

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		June 30,	December 31,
		2025	2024
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$7,889,388	$9,169,742
Royalty interests in oil and gas properties (less accumulated amortization of $22,320,834 and $22,314,566 at June 30, 2025 and December 31, 2024)		74,351	80,619
Total Assets		$7,963,739	$9,250,361
Liabilities and Trust Corpus
Trust expenses payable	4	$250,620	$311,784
Other payables	4	505,365	231,645
Total liabilities		755,985	543,429
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,207,754	8,706,932
Total Liabilities and Trust Corpus		$7,963,739	$9,250,361

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2025	2024
Royalty income		$18,583,570	$22,607,108
Interest income		119,730	175,353
Total		18,703,300	22,782,461
General and administrative expenses		(914,305)	(703,464)
Distributable income		$17,788,995	$22,078,997
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$1.22	$1.51

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2025	2024
Royalty income		$37,978,136	$43,365,913
Interest income		226,690	327,279
Total		38,204,826	43,693,192
General and administrative expenses		(2,269,348)	(1,692,768)
Distributable income		$35,935,478	$42,000,424
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$2.46	$2.88

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2025	2024
Trust corpus, beginning of period		$9,514,016	$9,987,642
Amortization of royalty interests		(2,732)	(5,276)
Distributable income		17,788,995	22,078,997
Distributions	3	(20,092,525)	(24,360,190)
Trust corpus, end of period		$7,207,754	$7,701,173
Distributions per unit (14,579,345 units outstanding)	3	$1.38	$1.67

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2025	2024
Trust corpus, beginning of period		$8,706,932	$8,558,906
Amortization of royalty interests		(6,269)	(10,335)
Distributable income		35,935,478	42,000,424
Distributions	3	(37,428,387)	(42,847,822)
Trust corpus, end of period		$7,207,754	$7,701,173
Distributions per unit (14,579,345 units outstanding)	3	$2.57	$2.94

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

Argent Trust Company acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

Federal Tax Considerations

The Internal Revenue Service (the “Service”) has ruled that the Trust is classified as a grantor trust for federal income tax purposes and therefore is not subject to federal income tax at the trust level. The Unit holders are considered, for federal income tax purposes, to own the Trust’s income and principal as though no trust were in existence. Accordingly, no provision for federal income tax expense has been made in these financial statements. The income of the Trust will be deemed to have been received or accrued by each Unit holder at the time such income is received or accrued by the Trust (on the applicable monthly record date) if the escrow arrangement discussed in Note 1 to these financial statements is respected by the Service. If the escrow arrangement is not respected for federal income tax purposes, Unit holders would be deemed to receive or accrue income from production from the royalty properties (and interest income) on a daily basis, in accordance with their method of accounting, when the proceeds from production and interest thereon were received or accrued by the escrow agent. The Trustee is treating the escrow arrangement as effective for federal income tax purposes and furnishes tax information to Unit holders on that basis.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant federal income tax provisions, such as the permanent extension of the income tax rates set by the Tax Cuts and Jobs Act, the continued suspension of miscellaneous itemized deductions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Each Unit holder should consult their own tax advisor regarding the potential tax consequences of the OBBBA and its impact on such person’s ownership of Trust Units.

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2025.

6. TRUSTEE FEES

	Three Months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Trustee Fee	$136,932	$109,145	$279,884	$211,260
Escrow Agent Fee	410,798	327,432	839,653	633,774
Trustee Bonus Fee (1)	92,271	—	184,542	—
Total Fees	$640,001	$436,577	$1,304,079	$845,034

(1) This bonus is limited to the sum of “...(a) 100% of Cost Savings to the extent that they represent 10% or less of the Estimated Annual Administrative Costs for any accounting year and (b) 50% of Cost Savings to the extent that they represent more than 10% of the Estimated Annual Administrative Cost for any accounting year.” In 2024, the sum of the cost savings calculated in accordance with the preceding sentence was approximately $258,000, which resulted in a bonus to the Trustee of approximately $369,000. This bonus will be taken each month in the amount of approximately $31,000, from February 2025 until January 2026.

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to June 30, 2025, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
July 3, 2025	July 15, 2025	July 29, 2025	$0.345930
August 5, 2025	August 15, 2025	August 29, 2025	$0.744730

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas showed weakness in early 2024, unable to gain much strength through the fourth quarter, due mainly to higher inflation, the uncertainty brought about by the November U.S. presidential election, and warmer weather in the fall and early winter in 2024. The price of oil rose in early 2025 and then fell through the remainder of the first quarter of 2025 primarily due to weak demand, increasing supply, and tariffs and trade tensions between the U.S. and China. In early May 2025 prices dropped sharply, to a nearly two-year low. The decline was driven by a combination of weak demand and rising supply concerns after a surge in global inventories. As concerns over a trade war and energy tariffs subsided, prices were able to rally throughout the rest of May and June 2025. The natural gas markets faced heightened volatility, driven by a milder-than-expected winter in late 2024 in major consuming regions like the US and Europe leading to weaker heating demand. Natural gas prices rose in the first quarter of 2025 amid tight conditions and rising demand. Colder-than-normal weather in January and February 2025 led to increased natural gas consumption and large natural gas withdrawals from inventories, which contributed to higher prices in the first quarter 2025. Geopolitical tensions, particularly instability in the Middle East affecting shipping routes, added upward pressure through May and June 2025, pushing prices back above US $4.00 by mid-June 2025. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2024. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2025, was $17,788,995, or $1.22 per unit. Royalty income for the three months ended June 30, 2025, amounted to $18,583,570 while interest income was $119,730. General and administrative expenses totaled $914,305 for the three months ended June 30, 2025.

Distributions during the period were $0.503880, $0.447780, and $0.426490 per Unit payable to Unit holders of record on April 15, May 15, and June 16, 2025, respectively.

Royalty income for the quarter ended June 30, 2025, decreased approximately $4,024,000 or 18%, compared with the second quarter of 2024. This decrease was primarily the result of a decrease in both oil and natural gas production ($7.1 million) and a decrease in oil prices ($2.4 million), offset by an increase in natural gas prices ($4.9 million) and decreased production taxes, operating expenses, and ad valorem taxes ($0.5 million).

Compared to the preceding quarter ended March 31, 2025, royalty income decreased approximately $811,000, or 4%, due mainly to decreased oil and natural gas production ($6.6 million) and the absence of miscellaneous receipts recognized in the prior quarter ($0.7 million), partially offset by higher oil and natural gas prices ($6.1 million), and lower production taxes, operating expenses, and ad valorem taxes ($0.4 million).

Royalty income for the six months ended June 30, 2025, decreased approximately $5,388,000, or 12%, compared to the same period in 2024. This decrease was due mainly to lower oil and natural gas production ($4.0 million) and a decrease in oil prices ($6.5 million). These were partially offset by higher natural gas prices ($3.7 million), a one-time miscellaneous receipts distribution recognized in the first quarter of 2025 ($0.7 million), and lower production taxes, ad valorem taxes, and operating expenses ($0.7 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	June 30,	June 30,	March 31,
	2025	2024	2025
Production
Oil (Bbls)	155,573	220,438	211,707
Gas (Mcfs)	3,046,325	3,869,375	3,883,612
Average Realized Price
Oil (per Bbl)	$68.17	$78.89	$59.17
Gas (per Mcf)	$3.26	$1.99	$2.19

	Six Months Ended
	June 30, 2025	June 30, 2024
Production
Oil (Bbls)	367,280	394,440
Gas (Mcfs)	6,929,937	7,804,325
Average Realized Price
Oil (Bbls)	$62.98	$79.47
Gas (Mcfs)	$2.66	$2.18

Oil royalty income for the three months ended June 30, 2025, related primarily to production for February through April 2025. The average price of oil as reported by NYMEX for that time period was $67.65 per barrel. The average price of oil was $68.12 per barrel for January through June 2025. Gas royalty income received for the three months ended June 30, 2025, related primarily to production for January through March 2025. The average price of gas reported by Henry Hub for the same time period was $3.73 per Mcf. The average price of gas for Henry Hub was $3.30 per Mcf for January through June 2025. As of July 30, 2025, the average price of gas for Henry Hub was $2.81 per Mcf and the average price of oil reported by NYMEX was $67.81 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2025, decreased $55,623 compared with the second quarter of 2024. Compared to the preceding quarter ended March 31, 2025, interest income increased $12,770. Interest income for the six months ended June 30, 2025 decreased approximately $100,589 compared to the same period in 2024. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2025 increased approximately $210,800 compared to the same quarter of 2024 due primarily to an increase in Escrow Agent/Trustee/Bonus fees of approximately $203,400, and professional services of $37,000. These were offset by a decrease in printing expenses of $29,600.

Compared to the previous quarter ended March 31, 2025, general and administrative expenses decreased approximately $440,700 primarily due to a decrease in Escrow Agent Fees of approximately $18,000, and decreases related to timing of payment of legal and professional services of approximately $343,000, unitholder services of approximately $82,000, and ad valorem service fee of approximately $3,600. These were slightly offset by an increase in other expenses of approximately $5,900.

General and administrative expenses increased approximately $576,600 for the six months ended June 30, 2025, compared to the same time period in 2024 due primarily to increases in Escrow Agent/Trustee/Bonus fees of approximately $459,000, professional services of approximately $116,000 and tax reporting services of approximately $5,800. These were slightly offset by a decrease in other expenses of approximately $4,200.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2025.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. No material change to such risk factors has occurred during the three and six months ended June 30, 2025. Items 2-4 not applicable.

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

32 99

Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 1A, and 7 to the Annual Report on Form 10-K for Sabine Royalty Trust filed with the Securities and Exchange Commission on February, 27, 2025 (incorporated herein by reference).

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
Nancy Willis
Director of Royalty Trust Services

Date: August 8, 2025

(The Trust has no directors or executive officers.)