Form 10-Q
period 2025-11-07
SABINE ROYALTY TRUST
filed 2025-11-07
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of units of beneficial interest outstanding at November 7, 2025: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2024 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2025, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2025 and 2024, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	7

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		September 30,	December 31,
		2025	2024
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$8,221,344	$9,169,742
Royalty interests in oil and gas properties (less accumulated amortization of $22,324,389 and $22,314,566 at September 30, 2025 and December 31, 2024)		70,796	80,619
Total Assets		$8,292,140	$9,250,361
Liabilities and Trust Corpus
Trust expenses payable	4	$330,081	$311,784
Other payables	4	422,741	231,645
Total liabilities		752,822	543,429
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,539,318	8,706,932
Total Liabilities and Trust Corpus		$8,292,140	$9,250,361

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2025	2024
Royalty income		$25,522,605	$19,784,478
Interest income		155,561	145,868
Total		25,678,166	19,930,346
General and administrative expenses		(925,998)	(859,880)
Distributable income		$24,752,168	$19,070,466
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$1.70	$1.31

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2025	2024
Royalty income		$63,500,741	$63,150,392
Interest income		382,251	473,146
Total		63,882,992	63,623,538
General and administrative expenses		(3,195,346)	(2,552,648)
Distributable income		$60,687,646	$61,070,890
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$4.16	$4.19

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2025	2024
Trust corpus, beginning of period		$7,207,754	$7,701,173
Amortization of royalty interests		(3,554)	(5,145)
Distributable income		24,752,168	19,070,466
Distributions	3	(24,417,050)	(18,242,260)
Trust corpus, end of period		$7,539,318	$8,524,234
Distributions per unit (14,579,345 units outstanding)	3	$1.67	$1.25

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2025	2024
Trust corpus, beginning of period		$8,706,932	$8,558,906
Amortization of royalty interests		(9,823)	(15,480)
Distributable income		60,687,646	61,070,890
Distributions	3	(61,845,437)	(61,090,082)
Trust corpus, end of period		$7,539,318	$8,524,234
Distributions per unit (14,579,345 units outstanding)	3	$4.24	$4.19

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

In connection with the transfer of the Royalties to the Trust upon its formation, Sabine had reserved to itself all executive rights, including rights to execute leases and to receive bonuses and delay rentals. Through a series of mergers, Sabine was merged into Pacific (USA), which in turn was merged and consolidated into Sempra Energy, effective January 1, 1993. In January 1993, Pacific (USA) completed the sale of substantially all of Pacific (USA)’s producing oil and gas assets to Hunt Oil Company. The sale did not include executive rights relating to the Royalty properties, and ownership of such rights by Pacific (USA) (now PEC Minerals LP) was not affected by the sale. The Trustee currently reviews all leases executed on the Trust’s behalf.

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2025.

6. TRUSTEE FEES

	Three Months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trustee Fee	$144,640	$119,935	$424,524	$331,195
Escrow Agent Fee	433,919	359,806	1,273,572	993,580
Trustee Bonus Fee (1)	92,271	—	276,813	—
Total Fees	$670,830	$479,741	$1,974,909	$1,324,775

(1) Per the Sabine Trust Agreement, Exhibit C II. (4), this bonus is limited to the sum of “...(a) 100% of Cost Savings to the extent that they represent 10% or less of the Estimated Annual Administrative Costs for any accounting year and (b) 50% of Cost Savings to the extent that they represent more than 10% of the Estimated Annual Administrative Cost for any accounting year.” In 2024, the sum of the cost savings calculated in accordance with the preceding sentence was approximately $258,000, which resulted in a bonus to the Trustee of approximately $369,000. This bonus will be taken each month in the amount of approximately $31,000, from February 2025 until January 2026.

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to September 30, 2025, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
October 3, 2025	October 15, 2025	October 29, 2025	$0.368910
November 7, 2025	November 17, 2025	November 28, 2025	$0.356720

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas showed weakness in early 2024, unable to gain much strength through the fourth quarter, due mainly to higher inflation, the uncertainty brought about by the November U.S. presidential election, and warmer weather in the fall and early winter in 2024. The price of oil rose in early 2025 and then fell through the remainder of the first quarter of 2025 primarily due to weak demand, increasing supply, and tariffs and trade tensions between the U.S. and China. In early May 2025 oil prices dropped sharply, to a nearly two-year low. The decline was driven by a combination of weak demand and rising supply concerns after a surge in global inventories. As concerns over a trade war and energy tariffs subsided, prices were able to rally throughout the rest of May and June 2025. The change in the third quarter price of oil was primarily caused by a combination of factors including an increase in the supply from OPEC+ production increases, weakening global demand due to concerns about economic growth and trade tensions, and geopolitical risks that created some volatility. The natural gas markets faced heightened volatility, driven by a milder-than-expected winter in late 2024 in major consuming regions like the US and Europe leading to weaker heating demand. Natural gas prices rose in the first quarter of 2025 amid tight conditions and rising demand. Colder-than-normal weather in January and February 2025 led to increased natural gas consumption and large natural gas withdrawals from inventories, which contributed to higher prices in the first quarter 2025. Geopolitical tensions, particularly instability in the Middle East affecting shipping routes, added upward pressure through May and June 2025, pushing prices back above US $4.00 by mid-June 2025. In the third quarter 2025, a mix of factors caused natural gas prices to fluctuate, including high demand from a heatwave in July, a midsummer lull driven by strong storage injections, and a later price rebound fueled by lower-than-expected supply and increased demand for liquified natural gas and data centers. Geopolitical tensions also played a role, creating volatility before a ceasefire in the Middle East in late June stabilized prices, while infrastructure issues like pipeline maintenance and Light Liquid Hydrocarbon and Natural Gas Liquid plant interruptions caused localized price drops, especially in the Permian Basin. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2024. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2025, was $24,752,168, or $1.70 per unit. Royalty income for the three months ended September 30, 2025, amounted to $25,522,605 while interest income was $155,561. General and administrative expenses totaled $925,998 for the three months ended September 30, 2025.

Distributions during the period were $0.345930, $0.744730, and $0.584110 per Unit payable to Unit holders of record on July 15, August 15, and September 15, 2025, respectively.

Royalty income for the quarter ended September 30, 2025, increased approximately $5,738,000, or 29%, compared with the third quarter of 2024. This increase was primarily due to an increase in oil production ($4.2 million), increase in natural gas prices ($4.1 million), and lower operating expenses ($0.1 million), partially offset by lower natural gas production ($0.6 million), lower oil prices ($1.9 million), and higher production taxes and ad valorem taxes ($0.2 million).

Compared to the preceding quarter ended June 30, 2025, royalty income increased approximately $6,939,000, or 37%, due mainly to increased oil and natural gas production ($9.1 million), partially offset by lower natural gas prices ($2.0 million), and higher production taxes and ad valorem taxes ($0.2 million).

Royalty income for the nine months ended September 30, 2025, increased approximately $350,000, or 1%, compared to the same 2024 period. This increase was primarily the result of higher oil production ($2.3 million), higher natural gas prices ($7.5 million), a one-time miscellaneous receipts distribution recognized in the first quarter of 2025 ($0.7 million), lower operating expenses ($0.4 million), and lower production taxes and ad valorem taxes ($0.3 million). This increase was partially offset by lower natural gas production ($2.7 million), and lower oil prices ($8.2 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	September 30,	September 30,	June 30,
	2025	2024	2025
Production
Oil (Bbls)	268,602	206,892	155,573
Gas (Mcfs)	3,568,824	3,822,044	3,046,325
Average Realized Price
Oil (per Bbl)	$68.33	$77.55	$68.17
Gas (per Mcf)	$2.60	$1.52	$3.26

	Nine Months Ended
	September 30, 2025	September 30, 2024
Production
Oil (Bbls)	635,883	601,332
Gas (Mcfs)	10,498,761	11,490,966
Average Realized Price
Oil (Bbls)	$65.24	$78.81
Gas (Mcfs)	$2.64	$1.99

Oil royalty income for the three months ended September 30, 2025, related primarily to production for May through July 2025. The average price of oil reported by NYMEX for that time period was $66.25 per barrel. The average price of oil was $67.31 per barrel for January through September 2025. Gas royalty income received for the three months ended September 30, 2025, related primarily to production for April through June 2025. The average price of gas reported by the Henry Hub for the April through June 2025 period was $2.87 per thousand cubic feet (“Mcf”). The average price of gas reported by the Henry Hub was $3.10 per Mcf for January through September 2025. As of October 27, 2025, the average price of oil reported by NYMEX was $62.13 per barrel and the average price of gas for the Henry Hub was 2.97 per Mcf. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2025, increased $9,700 compared to the third quarter of 2024. Compared to the preceding quarter ended June 30, 2025, interest income increased $35,800. Interest income for the nine months ended September 30, 2025, decreased approximately $90,900 compared to the same period in 2024. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2025, increased approximately $66,100 compared to the same quarter of 2024, primarily due to increases in Escrow Agent/Trustee/Bonus fees of approximately $190,800, professional services of approximately $38,000, and courier expenses of approximately $50,100. These were offset by a decrease in legal services of approximately $90,400, check stub data exchange (“CDEX”) services of approximately $79,400, tax reporting services of approximately $16,500, and approximately $26,500 in unit holder services expenses.

Compared to the previous quarter ended June 30, 2025, general and administrative expenses increased approximately $11,700, primarily due to increases in courier expenses of approximately $50,000, professional services of approximately $69,000, and Escrow Agent/Trustee fees of approximately $30,800. These increases were partially offset by decreases in printing services of approximately $82,000, processing services of approximately $18,000, miscellaneous expenses of approximately $6,300, and unit holder and other related expenses of approximately $31,800.

General and administrative expenses increased approximately $642,700 for the nine months ended September 30, 2025, compared to the same period in 2024, due primarily to increases in Escrow Agent/Trustee/Bonus fees of approximately $649,000 and an increase in miscellaneous expenses of approximately $4,300. These were slightly offset by a decrease in tax reporting services of approximately $10,600.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the critical accounting policies during the three and nine months ended September 30, 2025.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control – Integrated Framework (the “2013 Framework”). Originally, issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The Trustee has transitioned fully to the 2013 Framework and is utilizing this framework in its evaluation of the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. No material change to such risk factors has occurred during the three and nine months ended September 30, 2025.

Item 2-4. Not applicable

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
Nancy Willis
Director of Royalty Trust Services

Date: November 7, 2025

(The Trust has no directors or executive officers.)