Form 10-K
period 2025-12-31
SABINE ROYALTY TRUST
filed 2026-02-27
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of units of beneficial interest of the registrant (based on the closing sale price on the New York Stock Exchange as of the last business day of its most recently completed second fiscal quarter) held by non-affiliates of the registrant was approximately $972 million.

At February 27, 2026 there were 14,579,345 units of beneficial interest outstanding.

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

Liabilities of the Trust

Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as trustee’s fees, accounting, engineering, legal and other professional fees. The total general and administrative expenses for the Trust for 2025 were $4,090,067 of which, pursuant to the terms of the Trust Agreement, $556,852 was paid to Argent Trust Company as Trustee, and $1,670,553 was paid to Argent Trust Company, as escrow agent, respectively.

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

DESCRIPTION OF UNITS

Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At February 27, 2026, there were 14,579,345 Units outstanding.

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

Equiniti Trust Company, LLC serves as the transfer agent and registrar for the Units.

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

Liability of Unit Holders

The Trustee, in engaging in any activity or transaction that results or could result in any kind of liability, will be fully liable to Unit Holders if the Trustee fails to take reasonable steps necessary to ensure that such liability is satisfiable only out of the Trust assets (even if the assets are inadequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, Unit holders. However, the Trust might be held to constitute a “joint stock company” under Texas law, which is unsettled on this point, and therefore a Unit holder may be jointly and severally liable for any liability of the Trust if the satisfaction of such liability was not contractually limited to the assets of the Trust and the assets of both the Trust and the Trustee are not adequate to satisfy such liability. In view of the substantial value and passive nature of the Trust assets, the restrictions on the power of the Trustee to incur liabilities and the required financial net worth of any trustee of the Trust, the imposition of any liability on a Unit holder is believed to be extremely unlikely.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant federal income tax provisions, such as the permanent extension of the income tax rates set by the TCJA, the continued suspension of miscellaneous itemized deductions and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Each Unit holder should consult their own tax advisor regarding the potential tax consequences of the OBBBA and its impact on such person’s ownership of Trust Units.

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

Withholding at the Trust level reduces the amount of cash available for distribution to Unit holders. Unit holders who transfer their Units before the New Mexico tax refunds are received by the Trust or after the refunds are received but before the next Monthly Record Date will not receive any portion of the refund. As a result, such Unit holders may incur a double tax — first through the reduced distribution received from the Trust and second by the tax payment made directly to the New Mexico taxing authority with the filing of their New Mexico income tax returns (if applicable). With respect to Oklahoma, the Trust has historically filed Oklahoma tax returns, claimed and received refunds for withholding tax and distributed these refunds to Unit holders. However, beginning in 2018 through 2023, the Trust’s refund claims were denied, as the Oklahoma Tax Commission determined that the Trust does not qualify for an exemption from withholding in Oklahoma. For 2024 and forward, pursuant to guidance from the Oklahoma Tax Commission, the Trustee will include Oklahoma source income and related withholding tax on the Trust’s Oklahoma tax return. The excess withholding tax, if any, is refunded to the Trustee. For 2024, this refund has been obtained and distributed to Unit holders.

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

Environmental Regulation

General. Activities on the Royalty Properties are subject to existing stringent and complex federal, tribal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. Absent the occurrence of an extraordinary event, the cost of compliance with existing federal, tribal, state and local laws, rules and regulations regulating health, safety, or the protection of the environment are not expected to have a material adverse effect upon the Trust or Unit holders. Those laws and regulations may impose numerous obligations that are applicable to the operations of the Royalty Properties, including the acquisition of a permit before conducting construction, drilling, production, underground injection or associated operational activities; the reporting of the types and quantities of various substances stored, processed, transported, generated, disposed of, or released in connection with operation of the Royalty Properties; planning and preparedness for spill and emergency response activities; the limitation or prohibition of drilling or other oil and gas activities on certain lands lying within wilderness, wetlands, endangered or threatened species habitat and other sensitive or protected areas; the imposition of substantial liabilities for pollution resulting from operations including waste generation, air emissions, water discharges and current and historical waste disposal practices; the remediation of materials released in the environment; the application of specific health and safety criteria addressing worker protection and public health and safety; and the installation of emission monitoring and/or pollution control equipment. Failure, however, to comply with these laws, rules and regulations may result in the assessment of administrative, civil or criminal fines or penalties; the imposition of investigatory ongoing monitoring, or remedial obligations; and the issuance of injunctions or orders limiting or preventing some or all of the operations. Under certain environmental laws and regulations, the operators of the Royalty Properties could also be subject to joint and several, strict liability for the removal or remediation of previously released materials or property contamination, in either case, whether at a drill or production or storage site or a waste disposal facility, regardless of whether the operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time the actions were taken.

Drilling, Production and Well Plugging and Abandonment. The production of oil and natural gas is subject to federal, tribal, state and local laws, regulations, codes, ordinances and orders of regulatory bodies under those laws and regulations, governing a wide variety of matters. All of the jurisdictions in which the Royalty Properties are operated have statutory and administrative provisions regulating the exploration for and production of oil and natural gas, including, for example, provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, the control and permitting of air emissions from well completion and production operations, the management and disposal of wastes and wastewater (including produced water) generated from the operation of the Royalty Properties, decommissioning and removal of equipment, and the plugging and abandonment of wells. Operation of the Royalty Properties is also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from the wells on the Royalty Properties, negatively affect the economics of production from these wells, or limit the number of wells or locations can be drilled.

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, and comparable state laws impose liability, regardless of fault or the legality of the conduct at the time it occurred, on certain classes of persons that own or owned property where release of a “hazardous substance” occurred or contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. In addition, from time to time, the EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or reopener of Superfund sites that previously received regulatory closure. For example, the EPA issued a final rule that became effective on July 8, 2024, designating as “hazardous substances” under CERCLA perfluorooctanoic acid and perfluorooctanesulfonic acid, which have been commonly used in a variety of industrial and consumer products. In the course of operations, the working interest owner and/or the operator of Royalty Properties may have generated and may generate wastes that may fall within CERCLA’s definition of “hazardous substances.” The operator of the Royalty Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Although the Trust is not the operator of any Royalty Properties, or the owner of any working interest, its ownership of royalty interests could cause it to be responsible for all or part of such costs to the extent responsibility under CERCLA could be imposed on such parties as “owners.”

Solid and Hazardous Waste. The Royalty Properties have produced oil and/or gas for many years and, in connection with that production, managed waste, such as drilling fluids and produced water, that is subject to regulation under environmental laws. Although the Trust has no knowledge of the procedures followed by the operators of the Royalty Properties in this regard, hydrocarbons or other solid wastes, including hazardous and nonhazardous wastes, may have been or may be disposed or released on, under, or from the Royalty Properties by the current or previous operators or may have been disposed offsite of the Royalty Properties. Federal, state and local laws and regulations applicable to oil and gas- related wastes and properties have generally become more stringent over time. These laws may require not only removal or remediation of current releases of such materials, but also of previously disposed wastes or property contamination at a drill site, production site or waste disposal facility, regardless of whether the current owners or operators were responsible for the release or contamination or if the operations were in compliance with all applicable laws at the time of the release or disposal.

For example, the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) and analogous state laws regulate the management and disposal of solid waste, including hazardous and nonhazardous waste. Although some wastes associated with the exploration and production of oil and natural gas are currently regulated as nonhazardous waste and are exempted from hazardous waste regulation under RCRA, this exemption is subject to being limited or lost, and the loss of this exemption would result in more stringent regulation of these types of waste. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In addition, in the ordinary course of operation of the Royalty Properties, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

Disposal Wells

The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) program promulgated under the SDWA and analogous state programs regulate the drilling and operation of salt water disposal and injection wells. The EPA directly administers the UIC program in some states and in others, administration is delegated to the state. Permits must be obtained before drilling salt water disposal and injection wells, and mechanical integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have adopted or are considering additional regulations regarding the potential seismic impacts of such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Royalty Properties to dispose of produced water and ultimately increase the cost of operation of the Royalty Properties or delay production schedules. For example, in 2014, the Railroad Commission of Texas (“RRC”) published a final rule governing permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin in Texas, the RRC announced in September 2021 that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. The RRC has since identified two additional SRAs (the Northern Culberson-Reeves (“NCR”) SRA and the Stanton SRA), required operators in the NCR SRA and Stanton SRA to implement seismic response plans, (which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff), expanded both the Gardendale and NCR SRAs in response to additional earthquakes in the area suspended all (totaling 23) deep disposal well permits in the NCR SRA (effective January 12, 2024), and, as recently as May 2024, issued revised Response Plans for the Stanton SRA with proposed additional daily injection volume curtailments. Such restrictions and requirements could limit the Royalty Properties’ oil and gas well exploration and production activities or increase the cost of those activities if wastewater disposal options become limited.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Following a request for comment issued by the EPA in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs, the Agency concluded in April 2019 that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. In November 2023, the EPA issued draft guidance outlining the factors that may be considered when evaluating whether discharges through groundwater may be the “functional equivalent” of a direct discharge and subject to regulation under the CWA National Pollutant Discharge Elimination System permitting program and describing the types of information that should be used in the determination. Comments on the draft guidance were due to the agency by December 27, 2023, and to date the EPA has not yet finalized the guidance. If in the future CWA permitting is required for any saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs associated with operations of the Royalty Properties could increase.

Threatened and Endangered Species, Migratory Birds and Natural Resources. Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damage to wetlands, habitat or natural resources occur, or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities. Damages, including natural resources damages, and criminal penalties for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, produced water, hazardous substances, sediment or other pollutants or regulated materials may be sought. The first Trump administration promulgated a rule in January 2021 that formalized a December 2017 Department of Interior (“DOI”) interpretation of the MBTA as applying only to the intentional killing of birds and not to the accidental but preventable killing of protected birds that occurs as the result of otherwise lawful activities. However, the rule was relatively short-lived. In October 2021, the DOI under the Biden administration issued a rule to reverse the agency’s position on incidental takes of migratory birds, and permanently revoked and withdrew the underlying December 2017 DOI interpretation, citing a federal district court’s opinion in Natural Resources Defense Council v. U.S. Dep’t of the Interior, 478 F. Supp. 3d, 469 (S.D.N.Y. 2020), that the underlying December 2017 DOI interpretation was in clear conflict with long-standing interpretation of the MBTA, and the Second Circuit’s subsequent dismissal of the appeal of the district court’s decision. The reversal of the Trump administration’s January 2021 rule took effect on December 3, 2021.

Water Discharges. The CWA and analogous state laws impose restrictions and strict controls on the discharge of pollutants and fill material, including sediments from construction and spills and leaks of oil and other substances, into regulated waters, including some wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, or the relevant state agency, or, in the case of dredge or fill material, the United States Army Corps of Engineers (“USACE”).

Which waters are considered protected under the CWA, also known as “waters of the United States” (“WOTUS” or “jurisdictional waters”), has been in flux the past several years due to recent rulemaking and associated litigation concerning the WOTUS definition resulting in the rule taking effect at times in some states but not others and creating definitions that are more inclusive of certain waters effective in some states and those that are less inclusive effective in other states. The EPA and USACE’s WOTUS definition rulemaking published in the Federal Register on January 18, 2023 (the January 2023 Rule) incorporated “relatively permanent” and “significant nexus” standards for determining jurisdiction over adjacent wetlands and additional waters, expanding the types of waters that could be considered WOTUS; however, this WOTUS definition was litigated and eventually amended on August 29, 2023, when the EPA and USACE issued a final rule to conform the WOTUS definition to the U.S. Supreme Court’s May 25, 2023, decision in Sackett v. Environmental Protection Agency, which invalidated parts of the January 2023 Rule. With the August 2023 rulemaking, the EPA and USACE implemented a narrower definition of WOTUS by, for example, removing “interstate wetlands”; redefining “adjacent” to mean “having a continuous surface connection”; and removing the “significant nexus” standard from the provisions regarding tributaries, adjacent wetlands, and intrastate lakes and ponds. EPA’s November 17, 2025, proposed rule aims to further conform the WOTUS definition to the Sackett decision by providing additional definitions for “relatively permanent,” “tributary,” and “continuous surface connection,” as well as by introducing additional exclusions and revisions to others, including exclusions for groundwater (i.e., groundwater is not considered WOTUS) and prior converted cropland, an attempt to clarify the exclusion for ditches, and a broader exclusion for wastewater treatment systems. Comments on the November 2025 proposal were due by January 5, 2026. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations, such as spill prevention, control, and countermeasure (“SPCC”) planning, may be triggered during development and operation of the Royalty Properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of the Royalty Properties.

SPCC regulations promulgated under the CWA and later amended by the Oil Pollution Act of 1990 impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening WOTUS or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain SPCC Plans. Federal and state regulatory agencies can impose administrative, civil and criminal fines and penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Climate Change/Air Emissions. Mitigating climate change has become the subject of an important public policy debate and, in the past, the basis for new legislation proposed by the United States Congress and certain states. Some states have also adopted climate change statutes and regulations. The United States, depending on which President has been in office, has participated (during the Biden administration) or not (during the two Trump administrations) in the Paris Climate Accord, a voluntary international agreement with the goal of limiting global climate change to not more than 2 degrees Celsius (or less). The Biden administration had also set ambitious domestic targets for curbing climate change, such as announcing a plan to achieve net-zero emissions from overall federal operations by 2050 and making the U.S. power sector carbon-neutral by 2035. From a global perspective, the International Energy Agency (“IEA”) observed in its World Energy Outlook 2025 that global electricity demand continued to grow in 2024 and all energy sources, including renewable power and each of the fossil fuels, grew to meet that demand, which stemmed from emerging market and developing economies. Renewable power generation constituted 70% of the energy sources that met that demand and renewables grow faster than any other energy source in each of the IEA World Outlook current policies, stated policies, net zero emissions by 2050, and accelerating clean cooking and electricity services scenarios. The IEA notes the uncertainty in the energy sector related to global policy and trade and the value of energy supply diversification and supply chain resilience, particularly in light of increased geopolitical competition and conflict. In the last year, the U.S. has diminished its backing of wind, solar and electric vehicles, and increased its support of domestic fossil fuels and nuclear energy. Further, while the IEA noted an increase in the number of countries adopting renewable energy policies and energy performance standards, including vehicle fuel economy standards and energy performance standards for appliances and industrial motors, in the 2010s, those adoptions have somewhat flattened during the 2020s. The IEA also indicates momentum for national and international efforts to reduce emissions appears to have slowed. With the increase in geopolitical uncertainty and current energy market volatility, countries feeling vulnerable are increasingly focusing on enhancing their energy security policies, such as emergency stock oil requirements. While changes in U.S. presidential administrations could increase or lessen the relative impacts of climate policies and regulations on the oil and natural gas industry, the adoption and implementation of any international, federal, or state GHG-emission reduction commitments, legislation, or regulations or other restrictions or imposition of taxes, fees, or limits on emissions of GHGs could result in increased development, operation, and compliance costs, additional operating restrictions on the Royalty Properties, and additional regulatory burdens, and thus decrease revenue to the Trust.

In response to the April 2007 U.S. Supreme Court decision in Massachusetts vs. EPA finding that GHGs are air pollutants under the Clean Air Act (“CAA”), the EPA issued an “Endangerment Finding” under Section 202(a) of the CAA, concluding GHG pollution threatens the public health and welfare of future generations. Thereafter, the EPA issued GHG monitoring and reporting regulations, that since 2012, have required annual reporting of GHGs by persons operating certain types of industrial operations, including oil and gas production, transmission and storage operations that emit 25,000 metric tons or more of carbon dioxide equivalent per year (the

“GHG Reporting Rule”). The EPA indicated that it will use data collected through the reporting rules to decide whether to promulgate future GHG emission limits. In August 2022, Congress passed the Inflation Reduction Act, which included requirements to impose fees beginning in 2025 on 2024 calendar year methane emissions from oil and gas operations that are required to report their GHG emissions under the GHG Reporting Rule. The EPA’s final rule to implement the fee requirements, “Waste Emissions Charge for Petroleum and Natural Gas Systems,” was published on November 18, 2024, and took effect on January 17, 2025. Compliance with these rules would have required enhanced record-keeping practices and, thus, may have increased operating costs associated with the Royalty Properties and may have decreased net revenue to the Trust. However, following the second Trump presidential inauguration, Congress postponed collection of the Waste Emissions Charge until 2034 under the One Big Beautiful Bill Act, which President Trump signed into law on July 4, 2025. And, consistent with that postponement, EPA proposed on September 12, 2025, to suspend all GHG reporting for the oil and gas sector (40 C.F.R. Part 98, Subpart W) until 2034. Further, on February 12, 2026, EPA rescinded the endangerment finding on the basis that EPA lacks statutory authority under Section 202(a) of the CAA to prescribe standards for GHG emissions, thus creating additional uncertainty about the scope and extent of GHG regulation in the United States. If the GHG reporting rule is not suspended and if the rescission of the endangerment finding is not upheld in the litigation that promptly ensued, operating costs associated with GHG recordkeeping and reporting will continue to be incurred for the Royalty Properties. If GHG emission fees, reduction targets, or additional permitting are reinstated or imposed in the future, such requirements could decrease net revenue to the Trust.

In addition, on May 9, 2024, pursuant to its authority under Section 111 of the CAA to set emission standards for new and existing power plants based on the “best system of emission reduction,” EPA finalized new source performance standards for GHG emissions from fossil fuel-fired stationary combustion turbine electricity generating units and from certain fossil-fuel fired steam generating units. Among other requirements, the rule, effective July 8, 2024, revised CAA New Source Performance Standards (“NSPS”) for new or substantially modified natural gas-fired power plants based on the use of more efficient fuels, simple cycle operation, and the implementation of carbon capture and sequestration/storage technology. The rule also revises the NSPS for GHG emissions from fossil fuel–fired steam generating units that undertake major modifications. The rule was promptly challenged in court, and on June 11, 2025, EPA under the second Trump Administration proposed to repeal GHG emissions standards for fossil fuel-fired power plants and to make a finding that GHG emissions from fossil fuel-fired power plants do not contribute significantly to dangerous air pollution or, in the alternative, repeal certain other requirements, such as the emission guidelines for existing fossil fuel-fired steam generating units, and certain carbon capture and storage standards for coal-fired steam generating units and new base load stationary combustion turbines. Adoption of rules that either place additional limits on GHG emissions from fossil fuel-fired electricity or steam generating units or otherwise incentivize non-fossil fuel generated sources of energy could reduce demand for oil and gas generally, including oil and gas produced from the Royalty Properties and could increase the cost of operations of the Royalty Properties, which could result in a loss of reserves or revenues to the Trust.

Pursuant to the CAA and state laws concerning the permitting of air emissions, certain new and modified sources of air emissions are subject to air permitting authorizations for construction and operation, and sources of air emissions at the Royalty Properties are no exception to these requirements. In addition to air permitting requirements, certain sources of emissions involved in oil and gas operations are subject to source-specific emission standards pursuant to CAA New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants. For example, on August 16, 2012, the EPA issued a final rule that established new source performance standards for volatile organic compounds (“VOCs”) and sulfur dioxide, an air toxics standard for sources of oil and natural gas production, and an air toxics standard for sources of natural gas transmission and storage. The rule applied to certain oil and natural gas sources that were constructed, modified, or reconstructed after August 23, 2011, and required that all hydraulically fractured or refractured natural gas wells must have been completed using so-called “green completion” technology, which significantly reduces VOC emissions. Limiting emissions of VOCs also has the co-benefit of limiting methane, a GHG. In addition, these regulations, referred to as NSPS Subpart OOOO, apply to storage tanks and other equipment in the affected oil and natural gas industry segments. In June 2016, the EPA issued a suite of new final regulations, referred to as NSPS Subpart OOOOa, designed to limit methane, VOCs and other emissions from new and existing sources in the oil and gas sector. Among other requirements, the NSPS Subpart OOOOa rules extended green completion requirements to newly fractured and re-fractured oil wells. Furthermore, in December 2023, the EPA announced additional final NSPS OOOO program rules referred to as Subparts OOOOb and OOOOc, which are expected to have a significant impact on the upstream and midstream oil and gas sectors from an operational cost perspective. The OOOOb and OOOOc rules impose additional methane and VOC emissions limitations from new, modified, and reconstructed sources and would regulate existing sources for the first time under the NSPS Subpart OOOOc program by requiring states to implement plans that meet or exceed federally established emission reduction guidelines for existing oil and natural gas facilities. Legal challenges, including by states, to the recently finalized NSPS Subparts OOOOb and OOOOc rules have ensued. Further, the EPA under the second Trump Administration issued a Final Rule on December 3, 2025, extending certain OOOOb and OOOOc compliance deadlines. Thus, although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of VOC and methane emission regulations for the oil and gas production, transmission, and storage industry segments are uncertain at this time as a result of recent rulemakings and ongoing legal challenges.

In part in response to the Inflation Reduction Act requirement for operators to pay royalties on “all gas that is consumed or lost by venting, flaring, or negligent releases through any equipment during upstream operations,” in April 2024, the Bureau of Land Management (“BLM”) finalized the Waste Prevention, Production Subject to Royalties, and Resource Conservation Rule (also known as the “Waste Prevention Rule”), which replaces the BLM’s existing venting and flaring requirements in its 1979 Notice to Lessees and Operators of Onshore Federal and Indian Oil and Gas Leases: Royalty or Compensation for Oil and Gas Lost (“NTL -4A”) and includes, among others, requirements for self-certification statements or waste minimization plans, flaring limits, leak detection and repair obligations, and for considering oil and gas “unavoidably lost” and, thus, not subject to royalty payments. Implementation of the Waste Prevention Rule could result in increased compliance costs of operation of Royalty Properties on federal and Indian lands. The Waste Prevention Rule went into effect on June 10, 2024. However, in September of 2024, the U.S. District Court for the District of North Dakota granted a motion for preliminary injunction filed by the plaintiff states of North Dakota, Texas, Montana, Wyoming, and Utah, which prohibits BLM “from enforcing the 2024 [Waste Prevention] Rule against the [plaintiff states] pending the outcome of this litigation.” The litigation is currently being held in abeyance in response to the BLM’s request to do so under the second Trump administration, and the BLM, on December 15, 2025, proposed extending two of the December 10, 2025, deadlines for one year while the agency considers revising the underlying requirements. The outcome of the BLM’s potential revisions to the Waste Prevention Rule and the outcome of the North Dakota litigation could affect the validity and substance of the Waste Prevention Rule in the plaintiff and other states. These newly proposed rules could result in increased compliance costs on Royalty Property operations on federal and American Indian lands.

In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Furthermore, in March 2024 the SEC adopted rule amendments that require public companies to disclose certain climate-related information in their public filings, including information about a company’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. The new rules also required certain disclosure requirements related to severe weather events and other natural conditions in a company’s audited financial statements. However, the SEC stayed implementation of the rules until legal challenges to the rules could be resolved, and, on March 27, 2025, the SEC voted to end its defense of these rules.

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

A number of governmental agencies have conducted studies on hydraulic fracturing. For example, in 2016 the EPA published a final report of a four-year study focused on the possible relationship between hydraulic fracturing and drinking water. In its assessment, the EPA concluded that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. The results of these studies or similar governmental reviews could spur initiatives to further regulate oil and gas production activities, which could increase the cost to operate the Royalty Properties and could have an adverse effect on the net proceeds payable to the Trust.

OSHA and Other Laws and Regulations. The operators of the Royalty Properties are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. In addition to the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and similar state statutes may also require disclosure of information about hazardous materials used, produced or otherwise managed during operation of the Royalty Properties. Some of these laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants.

The Trustee cannot predict the effect that noncompliance with existing environmental laws, rules and regulations; compliance with new legislation or regulation, or enforcement policies thereunder; or claims for property or environmental damage, or for personal injury or death resulting from operations on the Royalty Properties could have on the Trust or Unit holders. Even if the Trust were not directly liable for costs or expenses related to these matters, increased costs to achieve compliance with existing or new environmental laws, rules or regulations or to respond to an enforcement action or a private party action could result in wells being plugged and abandoned earlier in their productive lives, resulting in a loss of reserves and revenues to the Trust.

Prices

Oil

The Trust’s average per barrel oil price decreased from $77.04 in 2024 to $64.85 in 2025. In 2024, oil prices remained fairly constant throughout the year, with increases in the spring and summer months followed by decreases during the remainder of the year. In 2025, average oil prices were lower overall compared to the prior year. The Trustee believes that the price of oil was affected by higher oil inventories, along with uncertainty in the economy due to U.S. economic and political conditions.

Natural Gas

Natural gas prices, which once were determined largely by governmental regulations, are now being governed by the marketplace. Substantial competition in the natural gas marketplace continues. In addition, competition with alternative fuels persists. The average price received by the Trust in 2025 on natural gas volumes sold of $2.61 per thousand cubic feet (“Mcf”) represented an increase from the $1.88 per Mcf average price received in 2024, mainly due to lower supply as drilling activity declined following the low prices experienced in 2024, along with periods of stronger seasonal demand during 2025. Although prices remained volatile during the year, these factors resulted in a higher average price compared to 2024.

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

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas showed weakness in early 2024, unable to gain much strength through the fourth quarter, due mainly to higher inflation, the uncertainty brought about by the November U.S. presidential election, and warmer weather in the fall and early winter in 2024. The price of oil rose in early 2025 and then fell through the remainder of the first quarter of 2025 primarily due to weak demand, increasing supply, and tariffs and trade tensions between the U.S. and China. In early May 2025 oil prices dropped sharply, to a nearly two-year low. The decline was driven by a combination of weak demand and rising supply concerns after a surge in global inventories. As concerns over a trade war and energy tariffs subsided, prices were able to rally throughout the rest of May and June 2025. The change in the third quarter price of oil was primarily caused by a combination of factors including an increase in the supply from OPEC+ production increases, weakening global demand due to concerns about economic growth and trade tensions, and geopolitical risks that created some volatility. The natural gas markets faced heightened volatility, driven by a milder-than-expected winter in late 2024 in major consuming regions like the US and Europe leading to weaker heating demand. Natural gas prices rose in the first quarter of 2025 amid tight conditions and rising demand. Colder-than-normal weather in January and February 2025 led to increased natural gas consumption and large natural gas withdrawals from inventories, which contributed to higher prices in the first quarter 2025. Geopolitical tensions, particularly instability in the Middle East affecting shipping routes, added upward pressure through May and June 2025, pushing prices back above US $4.00 by mid-June 2025. In the third quarter 2025, a mix of factors caused natural gas prices to fluctuate, including high demand from a heatwave in July, a midsummer lull driven by strong storage injections, and a later price rebound fueled by lower-than-expected supply and increased demand for liquified natural gas and data centers. Geopolitical tensions also played a role, creating volatility before a ceasefire in the Middle East in late June stabilized prices, while infrastructure issues like pipeline maintenance and Light Liquid Hydrocarbon and Natural Gas Liquid plant interruptions caused localized price drops, especially in the Permian Basin. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions in major oil producing regions, especially in Eastern Europe, the Middle East, and South America;

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

The Trustee maintains robust cybersecurity protocols including, but not limited to, technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. Other, non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.

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

The Units may lose value and cash available for distribution may be reduced as a result of title deficiencies with respect to the Royalty Properties.

The existence of a title deficiency with respect to any of the Royalty Properties could reduce the value or render a property worthless, thus adversely affecting the distributions to unitholders. An operator’s inability or failure to cure title defects could cause the operator to lose its rights to some or all production from some of the Royalty Properties, which could result in a reduction in proceeds available for distribution to Unit holders and the value of the Units may be reduced.

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

U.S. federal tax reform legislation informally known as the TCJA was enacted December 22, 2017, and made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the effective tax rate on a Trust Unit holder’s allocable share of certain income from the Trust. Additionally, the OBBBA was signed into law on July 4, 2025 and, among other items, made permanent, extended or modified certain provisions under the TCJA. The TCJA and OBBA are complex, thus, Trust Unit holders should consult their tax advisor regarding the TCJA and OBBA and their effect on an investment in Trust Units.

Any modification to the U.S. federal income tax laws or interpretations thereof (including administrative guidance relating to the TCJA or OBBBA) may be applied retroactively and could adversely affect our business, financial condition or results of operations. The Trust is unable to predict whether any changes or other proposals will ultimately be enacted, or whether any adverse interpretations will be used. Any such changes or interpretations could negatively impact the value of an investment in the Trust Units.

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

Item 1B. Unresolved Staff Comments

The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act more than 180 days prior to December 31, 2025, which comments remain unresolved.

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

The following table summarizes total developed and proved undeveloped acreage represented by the Royalty Properties at December 31, 2025. For changes in proved reserves, see Part II, Item 8 “Financial Statements - Notes to Financial Statements - Note 8 Supplemental Oil and Gas Information (Unaudited)”.

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

The following table summarizes the gross/net acreage by basin represented by the Royalty Properties at December 31, 2025.

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

Reserves

The Registrant has obtained from DeGolyer and MacNaughton, independent petroleum engineering consultants, a study of the proved oil and gas reserves attributable as of December 31, 2025 to the Royalty Properties. The following letter report summarizes such reserve study and sets forth information as to the assumptions, qualifications, procedures and other matters relating to such reserve study. Because the only assets of the Trust are the Royalty Properties, the Trustee believes the reserve study provides useful information for Unit holders. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of oil and gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Properties will be affected by future changes in sales prices for oil and gas produced. See Part II Item 8 “Financial Statements - Notes to Financial Statements - Note 8 Supplemental Oil and Gas Information (Unaudited)” hereof for additional unaudited information regarding the proved oil and gas reserves of the Trust. Other than those filed with the SEC, our estimated reserves have not been filed with or included in any reports to any federal agency.

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

DeGolyer and MacNaughton, the independent petroleum engineering consultants who prepared the reserve study, have provided petroleum consulting services for more than 85 years. Dilhan Ilk, Executive Vice President with DeGolyer and MacNaughton, was the primary engineer responsible for the report. Dr. Ilk’s qualifications are set forth in the Certificate of Qualification attached to the letter report below.

DeGolyer and MacNaughton

5001 Spring Valley Road

Suite 800 East

Dallas, Texas 75244

February 23, 2026

Argent Trust Company

3838 Oak Lawn Avenue, Suite 1720

Dallas, Texas 75219

Ladies and Gentlemen:

Pursuant to the request of Sabine Royalty Trust (the Trust), this report of third party presents an independent evaluation, as of December 31, 2025, of the extent and value of the estimated net proved developed producing oil, condensate, natural gas liquids (NGL), and gas reserves of certain properties in which the Trust has represented it holds an interest. This evaluation was completed on February 23, 2026. The properties evaluated herein consist of royalties located in Florida, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas. Argent Trust Company acts as trustee of the Trust. Argent Trust Company has represented that these properties account for 100 percent of revenues attributed to royalty interest payments received by the Trust as of December 31, 2025. The net proved developed producing reserves estimates have been prepared in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the United States Securities and Exchange Commission (SEC). This report was prepared in accordance with guidelines specified in Item 1202 (a)(8) of Regulation S–K and is to be used for inclusion in certain SEC filings by the Trust.

Reserves estimates included herein are expressed as net reserves. Gross reserves are defined as the total estimated petroleum remaining to be produced from these properties after December 31, 2025. Net reserves are defined as that portion of the gross reserves attributable to the interests held by the Trust after deducting all interests held by others.

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

Information used in the preparation of this report was obtained on behalf of the Trust from Argent Trust Company and from public sources. Additionally, this information includes data supplied by S&P Global; Copyright 2025 S&P Global. In the preparation of this report we have relied, without independent verification, upon information furnished by Argent Trust Company with respect to the property interests being evaluated, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sale of production, and various other information and data that were accepted as represented. A field examination was not considered necessary for the purposes of this report.

Definition of Reserves

Petroleum reserves included in this report are classified as proved developed producing. Only proved developed producing reserves have been evaluated for this report. Producing reserves are those developed reserves expected to be recovered from completion intervals that are open and producing at the time of the estimate. Reserves classifications used in this report are in accordance with the reserves definitions of Rules 4–10(a) (1)–(32) of Regulation S–X of the SEC. Reserves are judged to be economically producible in future years from known reservoirs under existing economic and operating conditions and assuming continuation of current regulatory practices using established production methods and equipment. In the analyses of production-decline curves, reserves were estimated only to the limit of economic rates of production under existing economic and operating conditions using prices and costs consistent with the effective date of this report, including consideration of changes in existing prices provided only by contractual arrangements but not including escalations based upon future conditions. The petroleum reserves are classified as follows:

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

(i) The area of the reservoir considered as proved includes:

(A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data..

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

(v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12‑month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

Data provided by the Trust from wells drilled through October 31, 2025, and made available for this evaluation were used to prepare the reserves estimates herein. These reserves estimates were based on consideration of monthly production data available for certain properties only through October 2025. Estimated cumulative production, as of December 31, 2025, was deducted from the estimated gross ultimate recovery to estimate gross reserves. This required that production be estimated for up to 2 months.

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

The Trust has represented that it holds several thousand individual royalty interests. In view of the small reserves volumes attributable to many of these individual interests, certain of the reserves representing approximately 44 percent of the total net reserves of the properties included herein were summarized by state or area and estimated in the aggregate rather than on a property-by-property basis. Historical records of net production and revenue and our general knowledge of producing characteristics in the areas involved were used in evaluating these grouped properties.

Primary Economic Assumptions

Revenue values in this report were estimated using initial prices, expenses, and costs provided by Argent Trust Company. Future prices were estimated using guidelines established by the SEC and the Financial Accounting Standards Board (FASB). The following economic assumptions were used for estimating the revenue values reported herein:

Oil, Condensate, and NGL Prices

The oil, condensate, and NGL prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12‑month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to a West Texas Intermediate oil reference price of $66.01 per barrel were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. The volume-weighted average prices attributable to the estimated proved developed producing reserves over the lives of the properties were $65.09 per barrel of oil and condensate and $24.84 per barrel of NGL.

Gas Prices

The gas prices were based on a reference price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual agreements. Differentials to the Henry Hub gas reference price of $3.40 per million Btu were based on royalty receipts received by the Trust, as provided by Argent Trust Company. The prices were held constant thereafter. Btu factors provided by Argent Trust Company were used to convert prices from dollars per million Btu to dollars per thousand cubic feet. The volume‑weighted average price attributable to the estimated proved developed producing reserves over the lives of the properties was $3.225 per thousand cubic feet of gas.

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

Summary of Conclusions

DeGolyer and MacNaughton has performed an independent evaluation of the extent and value of the estimated net proved oil, condensate, NGL, and gas reserves of certain properties in which the Trust has represented it holds an interest. The estimated net proved developed producing reserves, as of December 31, 2025, of the properties evaluated herein were based on the definition of proved developed reserves of the SEC and are summarized by state as follows, expressed in thousands of barrels (Mbbl) and millions of cubic feet (MMcf):

	Estimated by DeGolyer and MacNaughton Net Proved Developed Producing Reserves as of December 31, 2025
State	Oil and Condensate (Mbbl)	NGL (Mbbl)	Total Liquids (Mbbl)	Sales Gas (MMcf)
Florida	28	2	30	—
Louisiana	29	157	186	96
Mississippi	66	1	67	318
New Mexico	276	84	360	842
Oklahoma	670	455	1,125	13,303
Texas	5,562	1,993	7,555	46,099
Total	6,631	2,692	9,323	60,658

The estimated future revenue to be derived from the production and sale of the net proved developed producing reserves, as of December 31, 2025, of the properties evaluated using the guidelines established by the SEC is summarized as follows, expressed in thousands of dollars (M$):

Proved Developed Producing (M$)
Future Gross Revenue	694,055
Production Taxes	38,400
Ad Valorem Taxes	24,671
Transportation Expenses	19,785
Future Net Revenue	611,199
Present Worth at 10 Percent	301,151
Note: Future income taxes have not been taken into account in the preparation of these estimates.

While the oil and gas industry may be subject to regulatory changes from time to time that could affect an industry participant’s ability to recover its reserves, we are not aware of any such governmental actions which would restrict the recovery of the December 31, 2025, estimated reserves.

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
Executive Vice President
DeGolyer and MacNaughton

CERTIFICATE of QUALIFICATION

I, Dilhan Ilk, Petroleum Engineer with DeGolyer and MacNaughton, 5001 Spring Valley Road, Suite 800 East, Dallas, Texas, 75244 U.S.A., hereby certify:

1.
That I am an Executive Vice President with DeGolyer and MacNaughton, which firm did prepare this report of third party addressed to Argent Trust Company dated February 23, 2026, and that I, as Executive Vice President, was responsible for the preparation of this report of third party.

2.
That I attended Istanbul Technical University, and that I graduated with a Bachelor of Science degree in Petroleum Engineering in the year 2003, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005, and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010; that I am a Registered Professional Engineer in the State of Texas; that I am a member of the Society of Petroleum Engineers; and that I have in excess of 15 years of experience in oil and gas reservoir studies and reserves evaluations.

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

The future net revenue shown by the study has not been reduced for administrative costs and expenses of the Trust in future years. The costs and expenses of the Trust may increase in future years, depending on the amount of income from the Royalty Properties, increases in the Trustee’s fees (including escrow agent fees) and expenses, accounting, engineering, legal and other professional fees, and other factors. It is expected that the costs and expenses of the Trust in 2026 will be approximately $4,450,000.

The present value of future net revenue of the Trust’s proved developed reserves increased from $280,325,131 at December 31, 2024, to $301,150,526 at December 31, 2025. This increase resulted primarily from the higher volumes in the December 31, 2024, reserve report compared to the December 31, 2023, reserve report.

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2026, NYMEX posted oil prices were approximately $62.53 per barrel, which compared to the average posted price of $66.01 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 17, 2026, NYMEX posted gas prices were $2.82 per Mcf. The use of such price, as compared to the average posted price of $3.225 per Mcf, used to calculate future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

Item 3. Legal Proceedings.

Certain of the Royalty Properties are involved in various lawsuits and governmental proceedings from time to time arising in the ordinary course of business; however, there are no material pending legal proceedings to which the Registrant is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Units are listed and traded on the New York Stock Exchange under the symbol “SBR.”

At February 23, 2026, there were 14,579,345 Units outstanding and approximately 827 Unit holders of record.

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

Revenue and Expense Audit and Review

The Trustee is continuing its efforts to confirm that the Trust receives revenue on all wells in which it has an ownership interest. As part of this process, the Trustee has engaged Argent Mineral Management (“AMM”), an affiliate of the Argent Financial Group, of which the Trustee is also an affiliate, to conduct an audit of the Trust’s royalty revenue. See Item 13, “Certain Relationships and Related Party Transactions, and Director Independence,” for further discussion of this engagement and other related party transactions.

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. The Trust’s royalty income represents payments received during a particular time period for oil and gas production from the Trust’s properties. Because of various factors which influence the timing of the Trust’s receipt of payments, royalty income for any particular time period will usually include payments for oil and gas produced in prior periods. The price and volume figures that follow represent the volumes and prices for which the Trust received payment during 2023, 2024 and 2025.

Royalty income during 2025 decreased by approximately $5,508,000, or 7 percent, compared to 2024. This compares to a decrease of approximately $10,442,000, or 11 percent, in 2024 royalty income from 2023.

Revenues generated by sales of oil and gas decreased in 2025 from 2024 due mainly to lower oil prices ($9.9 million), lower oil and natural gas production ($9.3 million), partially offset by an increase in natural gas prices ($12.1 million), the payment of miscellaneous receipts recognized in 2025 ($0.7 million) and a decrease in operating expenses and taxes ($0.9 million).

Gas volumes decreased from 16,509,134 Mcf in 2024 to 13,685,401 Mcf in 2025 after increasing from 11,819,167 Mcf in 2023. The average price of gas received by the Trust increased from $1.88 per Mcf in 2024 to $2.61 per Mcf in 2025 after decreasing from $3.52 per Mcf in 2023. Natural gas markets during 2025 were influenced by ongoing global events, including the continued Russia‑Ukraine conflict, which affected European energy supply and contributed to stronger demand for U.S. natural gas exports. Tighter domestic supply, seasonal heating demand, and lower production levels compared with 2024 also supported higher average prices for the year.

Oil volumes sold decreased to 786,192 barrels (“Bbls”) in 2025 from 815,811 Bbls in 2024 after increasing from 780,930 Bbls in 2023. The average sales price of oil decreased to $64.85 per Bbl in 2025, from $77.04 per Bbl in 2024 after decreasing from $79.60 per Bbl in 2023. Oil markets in 2025 were influenced by ongoing global developments, including the continued Russia‑Ukraine conflict, which contributed to uncertainty in European markets, and by fluctuating global demand as economies adapted to rising interest rates and tighter monetary policy in the United States. Additionally, production adjustments by major oil producers and periods of lower U.S. refinery utilization put downward pressure on oil prices during the year.

Interest income was approximately $472,000 in 2025, which was a decrease from approximately $601,000, or 21 percent, in 2024, which had decreased from approximately $804,000, or 25 percent, in 2023. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses increased to approximately $4,090,000, or 16 percent, in 2025 from approximately $3,528,000 in 2024. This increase was caused mainly by increases in Escrow Agent/Trustee/Bonus fees of approximately $681,000, professional and auditing fees of approximately $201,600, courier expenses of approximately $49,900, processing fees of approximately $6,500, and miscellaneous expenses of approximately $32,000. These were offset by decreases in engineering and legal services of approximately $150,400, check stub data exchange (“CDEX”) services of approximately $122,300, unit holder services of approximately $94,600 and approximately $42,100 in other operating expenses.

General and administrative expenses decreased to approximately $3,528,000, or 1 percent, in 2024 from approximately $3,564,400 in 2023. This decrease was caused mainly by decreases in Escrow Agent/Trustee fees of approximately $266,800, postage costs of approximately $37,400, unit holder services of approximately $48,900 and supplies expense of approximately $11,800. These were offset by increases in transfer agent fees of approximately $3,800, legal and professional services of approximately $168,400, CDEX services of approximately $76,300, processing fees of approximately $10,200 and approximately $70,400 in other operating expenses.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes.

The Trust has historically filed tax returns with the applicable state taxing authorities in New Mexico and Oklahoma, claimed and received refunds for withholding tax, and distributed such refunds to Unit holders. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the state taxing authorities by the applicable payors of such proceeds. However, with respect to Oklahoma, beginning in 2018 through 2023, the Trust’s refund claims were denied, as the Oklahoma Tax Commission determined that the Trust does not qualify for an exemption from withholding in Oklahoma. For 2024 and forward, pursuant to guidance from the Oklahoma Tax Commission, the Trustee will include Oklahoma source income and related withholding tax on the Trust’s Oklahoma tax return. The excess withholding tax, if any, is refunded to the Trustee. For 2024, this refund has been obtained and distributed to Unit holders.

Critical Accounting Policies and Estimates

The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

1. Basis of Accounting

The financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the years presented. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Royalty interests in oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If circumstances require the royalty interests in oil and gas properties to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the royalty interests in oil and gas properties to its carrying value. If the carrying value of the royalty interests in oil and gas properties is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the royalty interests in oil and gas properties is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

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

4. Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2025.

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

Inflation

Prices obtained for oil and gas production depend upon numerous factors that are beyond the control of the Trust, including the extent of domestic and foreign production, imports of foreign oil, market demand, domestic and worldwide economic and political conditions, storage capacity and government regulations and tax laws. Prices for both oil and gas have fluctuated between 2023 and 2025. The following table presents the weighted average prices received per year by the Trust:

	Oil Per BBL	Gas Per Mcf
2025	$64.85	$2.61
2024	77.04	1.88
2023	79.60	3.52

Inflationary pressures continued during 2025, which has impacted the costs of goods and services for operators of the Royalty Properties and administrative costs for the Trust, although inflation eased from 2.9% in 2024 to 2.7% in 2025.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Trust’s only long-term assets consist of royalty interests in producing oil and gas properties. As a result, the Trust is significantly exposed to fluctuations in the prices received for oil, natural gas and NGLs produced and sold. The Trust is a passive entity, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data.

All financial statement schedules are omitted as they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Sabine Royalty Trust (the Trust) as of December 31, 2025 and 2024, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2025 and 2024, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust's auditor since 2016.

Houston, Texas

February 27, 2026

SABINE ROYALTY TRUST

FINANCIAL STATEMENTS

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2025	2024
Assets
Cash and short-term investments	$7,574,257	$9,169,742
Royalty interests in oil and gas properties less accumulated amortization of $22,325,577 (2025) and $22,314,566 (2024)	69,608	80,619
Total	$7,643,865	$9,250,361
Liabilities and Trust Corpus
Trust expenses payable	$289,128	$311,784
Other payables (Note 4)	507,158	231,645
Total liabilities	796,286	543,429
Contingencies (Note 2)
Trust Corpus (14,579,345 units of beneficial interest authorized and outstanding)	6,847,579	8,706,932
Total	$7,643,865	$9,250,361

The accompanying notes are an integral part of these financial statements.

Statements of Distributable Income

	Year Ended December 31,
	2025	2024	2023
Royalty income	$77,061,857	$82,569,642	$93,012,044
Interest income	471,835	601,454	803,530
Total	77,533,692	83,171,096	93,815,574
General and administrative expenses (Note 6)	4,090,067	3,528,402	3,564,339
Distributable income	$73,443,625	$79,642,694	$90,251,235
Distributable income per unit (Basic and Assuming Dilution) (14,579,345 units) (Notes 1,2)	$5.04	$5.46	$6.19

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Trust Corpus

	2025	2024	2023
Trust corpus, beginning of year	$8,706,932	$8,558,906	$11,409,506
Amortization of royalty interests	(11,011)	(14,783)	(17,090)
Distributable income	73,443,625	79,642,694	90,251,235
Distributions to unit holders (Note 3)	(75,291,967)	(79,479,885)	(93,084,745)
Trust corpus, end of year	$6,847,579	$8,706,932	$8,558,906
Distributions per unit (Note 3)	$5.16	$5.45	$6.38

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

Certificates evidencing units of beneficial interest (the “Units”) in the Trust were mailed on December 31, 1982 to Sabine Corporation’s shareholders of record on December 23, 1982, on the basis of one Unit for each share of Sabine’s outstanding common stock.

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

2. Accounting Policies

Basis of Accounting

The financial statements of the Trust are prepared on the following modified cash basis of accounting and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”):

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the years presented. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Royalty interests in oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If circumstances require the royalty interests in oil and gas properties to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the royalty interests in oil and gas properties to its carrying value. If the carrying value of the royalty interests in oil and gas properties is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the royalty interests in oil and gas properties is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

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

Contingencies

Contingencies related to the Royalty Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is aware of no such items as of December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Impairment

The Trustee routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust’s royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. There is no impairment of the assets as of December 31, 2025.

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

3. Distributions to Unit Holders

The amount to be distributed to Unit holders (“Monthly Income Amount”) is determined each month. The Monthly Income Amount is an amount equal to the sum of cash received by the Trust during a monthly period (the period commencing on the day after a monthly record date and continuing through and including the next succeeding monthly record date) attributable to the Royalty Properties, any reduction in cash reserves and any other cash receipts of the Trust, including interest, reduced by the sum of liabilities paid and any increase in cash reserves. Unit holders of record as of the monthly record date (the 15th day of each calendar month except in limited circumstances) are entitled to have distributed to them the calculated Monthly Income Amount for such month on or before 10 business days after the monthly record date. The Monthly Income Amount per Unit is declared by the Trust no later than 10 days prior to the monthly record date.

The cash received by the Trust is primarily from purchasers of the Trust’s oil and gas production and consists of gross sales of production less applicable severance taxes and ad valorem taxes.

The Trust has historically filed tax returns with the applicable state taxing authorities in New Mexico and Oklahoma, claimed and received refunds for withholding tax, and distributed such refunds to Unit holders. The refunds represent taxes that were withheld from the proceeds of production from the Royalty Properties and remitted to the state taxing authorities by the applicable payors of such proceeds. Income taxes are not payable by the Trust, but are the responsibility of the individual Unit holders.

However, with respect to Oklahoma, beginning in 2018 through 2023, the Trust’s refund claims were denied, as the Oklahoma Tax Commission determined that the Trust does not qualify for an exemption from withholding in Oklahoma. For 2024 and forward, pursuant to guidance from the Oklahoma Tax Commission, the Trustee will include Oklahoma source income and related withholding tax on the Trust’s Oklahoma tax return. The excess withholding tax, if any, is refunded to the Trustee. For 2024, this refund has been obtained and distributed to Unit holders. The Trust will file tax returns for 2025 with the applicable state taxing authorities in New Mexico and Oklahoma requesting refunds.

4. Other Payables

Other payables consist of the following at December 31:

December 31,	2025	2024
Royalty receipts in suspense pending verification of ownership interest or title	$507,158	$231,645

The Trustee believes that these amounts represent an ordinary operating condition of the Trust and that they will be paid or released in the normal course of business.

5. Subsequent Events

Distributions

Subsequent to December 31, 2025, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
January 5, 2026	January 15, 2026	January 29, 2026	$0.321550
February 6, 2026	February 17, 2026	February 27, 2026	$0.283370

6. General and Administrative Expenses

General and administrative expenses for the years ended December 31, were as follows:

	2025	2024	2023
Trustee’s fee	$556,852	$478,878	$545,594
Escrow agent fee paid to Trustee	1,670,553	1,436,631	1,636,786
Bonus fees	369,084	—	—
Professional fees	908,317	850,616	614,481
Unit holders’ services fees	448,414	579,183	634,185
Other	136,847	183,094	133,293
Total General and Administrative Expenses	4,090,067	3,528,402	3,564,339

7. Quarterly Financial Data (Unaudited)

The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2025 and 2024 (in thousands, except per Unit amounts):

2025	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$19,395	$18,146	$1.24
Second Quarter	18,584	17,789	1.22
Third Quarter	25,523	24,752	1.70
Fourth Quarter	13,560	12,756	0.88
	$77,062	$73,443	$5.04

2024	Royalty Income	Distributable Income	Distributable Income per Unit
First Quarter	$20,759	$19,921	$1.37
Second Quarter	22,607	22,079	1.51
Third Quarter	19,784	19,070	1.31
Fourth Quarter	19,419	18,572	1.27
	$82,569	$79,642	$5.46

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

Oil and gas reserve quantities (all located in the United States) are estimates based on information available at the time of their preparation. Such estimates are subject to change as additional information becomes available. Revisions of prior estimates are primarily related to changes in prices and costs. Reserves actually recovered, and the timing of the production of those reserves, may differ substantially from original estimates. The following schedule presents changes in the Trust’s total proved reserves (in thousands):

	Oil (Barrels)	Gas (Mcf)	BOE*
January 1, 2023	5,959	47,384	13,856
Revisions of previous statements	2,423	7,939	3,746
Production	(467)	(8,924)	(1,954)
December 31, 2023	7,915	46,399	15,648
Revisions of previous statements	1,563	34,255	7,272
Production	(606)	(16,418)	(3,342)
December 31, 2024	8,872	64,236	19,578
Revisions of previous statements	959	11,853	2,935
Production	(508)	(15,431)	(3,080)
December 31, 2025	9,323	60,658	19,433

*Barrel of Oil Equivalent

Estimated quantities of proved developed reserves of oil and gas as of the dates indicated were as follows (in thousands):

	Oil (Barrels)	NGLs (Barrels)	Gas (Mcf)	BOE*
Proved Developed Reserves:
January 1, 2023	4,660	1,300	47,384	13,857
December 31, 2023	5,314	2,601	46,399	15,648
December 31, 2024	6,359	2,513	64,236	19,578
December 31, 2025	6,631	2,692	60,658	19,433

Disclosure of a Standardized Measure of Discounted Future Net Cash Flows

The following is a summary of a standardized measure (in thousands) of discounted future net cash flows related to the Trust’s total proved oil and gas reserve quantities. Information presented is based upon a valuation of proved reserves by using discounted cash flows based upon average reference oil and gas prices ($66.01 per Bbl and $3.40 per MMBtu, respectively) during the twelve-month period prior to the fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and severance and ad valorem taxes, if any, and economic conditions, discounted at the required rate of 10%. As the Trust is not subject to taxation at the trust level, no provision for income taxes has been made in the following disclosure.

Based on oil and gas product quality and property location, prices received by the Trust were slightly different than the reference prices above resulting in volume weighted average prices attributable to its proved reserves over the lives of the properties of $65.09 per Bbl of oil, $24.84 per Bbl of NGL, and $3.225 per Mcf of gas.

The impact of changes in current prices on reserves could vary significantly from year to year. Accordingly, the information presented below should not be viewed as an estimate of the fair market value of the Trust’s oil and gas properties nor should it be viewed as indicative of any trends.

December 31,	2025	2024	2023
Future net cash inflows	$611,199	$549,340	$524,282
Discount of future net cash flows @ 10%	(310,048)	(269,015)	(266,732)
Standardized measure of discounted future net cash inflows	$301,151	$280,325	$257,550

The change in the standardized measure of discounted future net cash inflows for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Standardized measure of discounted future net cash flows, January 1,	$280,325	$257,550	$327,149
Royalty income, net of severance and ad valorem taxes	(77,062)	(82,570)	(93,012)
Changes in prices, net of related costs	18,766	(25,194)	(121,929)
Revisions of previous estimates and other	51,089	104,784	112,627
Accretion of discount	28,033	25,755	32,715
Standardized measure of discounted future net cash flows, December 31,	$301,151	$280,325	$257,550

Subsequent to year end, the price of both oil and gas continued to fluctuate, giving rise to a correlating adjustment of the respective standardized measure of discounted future net cash flows. As of February 17, 2026, NYMEX posted oil prices were approximately $62.53 per barrel, which compared to the average posted price of $66.01 per barrel, used to calculate the worth of future net revenue of the Trust’s proved developed reserves, would result in a decrease in the standardized measure of discounted future net cash flows for oil. As of February 17, 2026, NYMEX posted gas prices were $2.82 per Mcf. The use of such price, as compared to the average posted price of $3.225 per Mcf, used to calculate the future net revenue for the Trust’s proved developed reserves would result in a decrease in the standardized measure of discounted future net cash flows for gas.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control — Integrated Framework 2013, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2025.

The independent registered public accounting firm of Weaver and Tidwell, L.L.P., as auditors of the statements of assets, liabilities and trust corpus, and the related statements of distributable income and changes in trust corpus for the year ended December 31, 2025, has issued an attestation report on the Trust’s internal control over financial reporting as of December 31, 2025, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Unit Holders of

Sabine Royalty Trust and

Argent Trust Company, Trustee

Opinion on Internal Control Over Financial Reporting

We have audited Sabine Royalty Trust (the Trust)’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of Sabine Royalty Trust as of December 31, 2025 and 2024 and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

February 27, 2026

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
Security Ownership of Certain Beneficial Owners. Based on the Trustee’s review of information filed with the SEC as of February 26, 2026, the following table sets forth information with respect to each person known to the Trustee to beneficially own more than 5% of the outstanding Units:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Christopher B. Sarofim Two Houston Center, Suite 2907 909 Fannin Street Houston, TX 77010	809,705(1)	5.6%

(1)
Pursuant to a Schedule 13G/A filed February 28, 2024, Christopher B. Sarofim reported as of December 31, 2024, he directly and through certain entities of which he is a controlling person beneficially owned 787,605 Units, of which he had sole voting and dispositive power with respect to 539,407 Units and shared voting and dispositive power with respect to 248,198 Units.
(b)
Security Ownership of Management. The Trust has no directors or executive officers. Argent Trust Company, the Trustee, held as of February 23, 2026 an aggregate of 14,694 Units in various fiduciary capacities, and it had sole voting and investment power with respect to 4,494 of such Units and no voting and investment power with respect to 10,200 of such Units.

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
(d)
Securities Authorized for Issuance Under Equity Compensation Plans. The Trust has no equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11. “Executive Compensation”, for the remuneration received by Argent Trust Company as Trustee and Escrow Agent.

As noted in Item 10. “Directors, Executive Officers and Corporate Governance”, the Trust has no directors, executive officers, audit committee, audit committee financial expert, compensation committee or nominating committee. The Trustee is a corporate trustee which may be removed, with or without cause, by the affirmative vote at a meeting duly called and held of the holders of a majority of the Units represented at the meeting.

The Trustee has engaged AMM to audit the revenue received by the Trust. This audit includes production volumes and realized prices, along with the operator deductions made and severance taxes taken from those revenues in conjunction with the leases and conveyances governing the Trust. This audit is being performed in addition to our normal review procedures to confirm that the maximum amount of royalties are received by the Trust and that recoveries of unpaid royalties are made, if warranted. For the year ended December 31, 2025, the Trust paid approximately $258,975 to AMM for these services. This audit is expected to be an ongoing project.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP and Weaver and Tidwell, L.L.P. for the years ended December 31, 2025 and 2024 are:

	2025	2024
Audit fees—Weaver and Tidwell, L.L.P.	$187,635	$136,100
Audit-related fees: Weaver and Tidwell, L.L.P.	$—	$—
Tax fees: Deloitte & Touche LLP	$61,668	$55,134
All other fees(1)	$39,520	$35,700

(1)
FORVIS Mazurs (formerly BKD) was the firm engaged to audit the “Statement of Fees and Expenses Paid by Sabine Royalty Trust to Argent Trust Company, as “Trustee and Escrow Agent” report, as per the Trust Agreement, which was filed as Exhibit 99 to the Form 10-K for the year ended December 31, 2024. Of the fees disclosed above, the $35,700 paid in 2024 was for FORVIS Mazurs only. For 2025, the $39,520 reflects fees paid to both Cherry Bekaert and FORVIS Mazurs, with Cherry Bekaert receiving $5,250 and FORVIS Mazurs receiving $34,270.

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
The following documents are filed as a part of this report:
1.
Financial Statements (included in Item 8 of this report)

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus at December 31, 2025 and 2024

Statements of Distributable Income for Each of the Three Years in the Period Ended December 31, 2025

Statements of Changes in Trust Corpus for Each of the Three Years in the Period Ended December 31, 2025

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

(23)**	–	Consent of DeGolyer and MacNaughton.

(31)**	–	Rule 13a-14(a)(15d-14(a)) Certification.

(32)**	–	Certification by Argent, Trustee of Sabine Royalty Trust, dated February 27, 2026 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(97)**	–	Executive Officer Compensation Recovery Policy

(99)**	–	Report dated February 13, 2026 of the Special Purpose Statement of Fees and Expenses paid by Sabine Royalty Trust to Argent Trust Company, as Trustee and Escrow Agent.

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
Nancy Willis
Director of Royalty Trust Services

Date: February 27, 2026

(The Registrant has no directors or executive officers.)