Form 10-Q
period 2026-03-31
SABINE ROYALTY TRUST
filed 2026-05-08
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of units of beneficial interest outstanding at May 08, 2026: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2025 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2026, and the distributable income and the changes in trust corpus for the three months ended March 31, 2026 and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	6

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		March 31,	December 31,
		2026	2025
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$8,255,112	$7,574,257
Royalty interests in oil and gas properties (less accumulated amortization of $22,327,768 and $22,325,577 at March 31, 2026 and December 31, 2025)		67,417	69,608
Total Assets		$8,322,529	$7,643,865
Liabilities and Trust Corpus
Trust expenses payable	4	$369,804	$289,128
Other payables	4	1,057,425	507,158
Total liabilities		1,427,229	796,286
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		6,895,300	6,847,579
Total Liabilities and Trust Corpus		$8,322,529	$7,643,865

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended March 31,
	Notes	2026	2025
Royalty income		$14,191,624	$19,394,566
Interest income		72,749	106,960
Total		14,264,373	19,501,526
General and administrative expenses	6	(1,222,077)	(1,355,043)
Distributable income		$13,042,296	$18,146,483
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$0.89	$1.24

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended March 31,
	Note	2026	2025
Trust corpus, beginning of period		$6,847,579	$8,706,932
Amortization of royalty interests		(2,191)	(3,537)
Distributable income		13,042,296	18,146,483
Distributions	3	(12,992,384)	(17,335,862)
Trust corpus, end of period		$6,895,300	$9,514,016
Distributions per unit (14,579,345 units outstanding)	3	$0.89	$1.19

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

This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. The Trust considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Royalty interests in oil and gas properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If circumstances require the royalty interests in oil and gas properties to be tested for possible impairment, the Trust first compares undiscounted cash flows expected to be generated by the royalty interests in oil and gas properties to its carrying value. If the carrying value of the royalty interests in oil and gas properties is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The fair value of the royalty interests in oil and gas properties is measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.

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

Louisiana, Mississippi, New Mexico and Oklahoma each impose an income tax applicable to both resident and nonresident individuals and/or corporations (subject to certain exceptions for S corporations and limited liability companies, depending on their treatment for federal tax purposes), which will apply to royalty income allocable to a Unit holder from properties located within these states. New Mexico and Oklahoma impose a withholding tax on payments to nonresidents of oil and gas proceeds derived from royalty interests. To reduce the administrative burden imposed by these rules, the Trustee has opted to allow the payors of oil and gas proceeds to withhold on royalty payments made to the Trust. The Trust files New Mexico tax returns, obtains a refund, and distributes that refund to Unit holders. Unit holders who transfer their Units before the New Mexico tax refunds are received by the Trust or after the refunds are received but before the next monthly record date will not receive any portion of the refund. As a result, such Unit holders may effectively incur a double tax — first, through the reduced distribution received from the Trust (as withholding at the Trust level reduces the amount of cash available for distribution) and second, by the tax payment made directly to New Mexico taxing authorities with the filing of their New Mexico income tax returns. With respect to Oklahoma, the Trust has historically filed Oklahoma tax returns, claimed and received refunds for withholding tax and distributed these refunds to Unit holders. However, beginning in 2018 through 2023, the Trust’s refund claims were denied, as the Oklahoma Tax Commission determined that the Trust does not qualify for an exemption from withholding in Oklahoma. For 2024 and forward, pursuant to guidance from the Oklahoma Tax Commission, the Trustee will include Oklahoma source income and related withholding tax on the Trust’s Oklahoma tax return. The excess withholding tax, if any, is refunded to the Trustee and distributed to Unit holders.

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of March 31, 2026.

6. TRUSTEE FEES

	Three Months ended March 31,
	2026	2025
Trustee Fee	$130,118	$142,952
Escrow Agent Fee	390,351	428,855
Trustee Bonus Fee (1)	91,320	92,271
Total Fees	$611,789	$664,078

(1) Per the Sabine Trust Agreement, Exhibit C II. (4), this bonus is limited to the sum of “...(a) 100% of Cost Savings to the extent that they represent 10% or less of the Estimated Annual Administrative Costs for any accounting year and (b) 50% of Cost Savings to the extent that they represent more than 10% of the Estimated Annual Administrative Cost for any accounting year.” In 2025, the sum of the cost savings calculated in accordance with the preceding sentence was approximately $256,000, which resulted in a bonus to the Trustee of approximately $365,000. This bonus will be taken each month in the amount of approximately $30,000, from February 2026 until January 2027.

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to March 31, 2026, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
April 2, 2026	April 15, 2026	April 29, 2026	$0.324970
May 5, 2026	May 15, 2026	May 29, 2026	$0.497900

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The price of oil and natural gas showed strength in early 2026, with oil prices rising primarily due to improving demand expectations, continued production discipline among major exporting countries, and geopolitical tensions, including ongoing conflicts in key producing regions, that heightened concerns over potential supply disruptions. Natural gas prices rose in the first quarter of 2026 amid tighter market conditions and increased demand. Colder-than-normal winter weather led to higher consumption and reduced inventory levels, while increased liquefied natural gas exports and supply constraints in certain regions further contributed to higher prices during the first quarter of 2026. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2025. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended March 31, 2026, was $13,042,296, or $0.89 per unit. Royalty income for the three months ended March 31, 2026, amounted to $14,191,624 while interest income was $72,749. General and administrative expenses totaled $1,222,077 for the three months ended March 31, 2026.

Distributions during the period were $0.321550, $0.283370, and $0.286230 per Unit payable to Unit holders of record on January 15, February 17, and March 16, 2026, respectively.

Royalty income for the quarter ended March 31, 2026, decreased approximately $5,203,000, or 27%, compared with the first quarter of 2025. This decrease was primarily due to lower production of both oil and natural gas ($7.0 million), lower miscellaneous and settlement income ($0.7 million), and lower oil prices ($0.5 million), partially offset by higher natural gas prices ($2.3 million) and lower operating expenses and taxes ($0.7 million).

Compared to the preceding quarter ended December 31, 2025, royalty income increased by approximately $631,000, or 5%, mainly due to higher natural gas prices ($1.0 million), along with lower operating expenses and taxes ($2.4 million). These increases were partially offset by lower production of oil and natural gas ($1.8 million), along with lower oil prices ($1.0 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	March 31,	March 31,	December 31,
	2026	2025	2025
Production
Oil (Bbls)	139,120	211,707	150,309
Gas (Mcfs)	2,838,284	3,883,612	3,243,044
Average Realized Price
Oil (per Bbl)	$56.91	$59.17	$63.19
Gas (per Mcf)	$2.78	$2.19	$2.47

Oil royalty income for the three months ended March 31, 2026, related primarily to production for November 2025 through January 2026. The average price of oil as reported by NYMEX for that time period was $59.29 per barrel. The average price of oil was $72.74 per barrel for January through March 2026. Gas royalty income received for the three months ended March 31, 2026, related primarily to production for October through December 2025. The average price of gas reported by Henry Hub for the same time period was $3.35 per thousand cubic feet (“Mcf”). The average price of gas for Henry Hub was $4.24 per Mcf for January through March 2026. As of April 27, 2026, the price of gas reported by Henry Hub was $2.45 per Mcf and the price of oil reported by NYMEX was $99.89 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended March 31, 2026, decreased approximately $34,200 compared with the first quarter of 2025. Compared to the preceding quarter ended December 31, 2025, interest income decreased approximately $16,800. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses decreased approximately $133,000 for the three months ended March 31, 2026, compared to the same time period in 2025 due to a decrease in Escrow Agent/Trustee fees of approximately $52,300, professional and legal fees of approximately $24,100, unitholder services cost of approximately $53,400 and miscellaneous expenses of approximately $3,200.

Compared to the previous quarter ended December 31, 2025, general and administrative expenses increased approximately $327,400. This increase was primarily due to an increase in professional and legal fees of approximately $225,500, and unitholder services costs of approximately $150,600. These increases were partially offset by a decrease in Escrow Agent/Trustee/Bonus fees of approximately $9,800, and miscellaneous and other expenses of approximately $39,100.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the three months ended March 31, 2026.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No material change to such risk factors has occurred during the three months ended March 31, 2026. Items 2-4 not applicable.

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

31	Trustee Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Trustee Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Item 1A and 7 to the Annual Report on Form 10-K for Sabine Royalty Trust filed with the Securities and Exchange Commission on February, 27, 2026 (incorporated herein by reference).

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
Nancy Willis
Director of Royalty Trust Services

Date: May 08, 2026

(The Trust has no directors or executive officers.)