Form 10-Q
period 2026-06-30
SABINE ROYALTY TRUST
filed 2026-08-07
CIK 710752

++

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of units of beneficial interest outstanding at August 7, 2026: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as Trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2025 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2026, and the distributable income and the changes in trust corpus for the three and six months ended June 30, 2026 and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	7

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		June 30,	December 31,
		2026	2025
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$9,682,365	$7,574,257
Royalty interests in oil and gas properties (less accumulated amortization of $22,330,203 and $22,325,577 at June 30, 2026 and December 31, 2025)		64,982	69,608
Total Assets		$9,747,347	$7,643,865
Liabilities and Trust Corpus
Trust expenses payable	4	$306,884	$289,128
Other payables	4	1,028,749	507,158
Total liabilities		1,335,633	796,286
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		8,411,714	6,847,579
Total Liabilities and Trust Corpus		$9,747,347	$7,643,865

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended June 30,
	Notes	2026	2025
Royalty income		$21,689,562	$18,583,570
Interest income		104,767	119,730
Total		21,794,329	18,703,300
General and administrative expenses	6	(945,309)	(914,305)
Distributable income		$20,849,020	$17,788,995
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$1.43	$1.22

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Six Months Ended June 30,
	Notes	2026	2025
Royalty income		$35,881,186	$37,978,136
Interest income		177,516	226,690
Total		36,058,702	38,204,826
General and administrative expenses	6	(2,167,386)	(2,269,348)
Distributable income		$33,891,316	$35,935,478
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$2.32	$2.46

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended June 30,
	Note	2026	2025
Trust corpus, beginning of period		$6,895,300	$9,514,016
Amortization of royalty interests		(2,435)	(2,732)
Distributable income		20,849,020	17,788,995
Distributions	3	(19,330,171)	(20,092,525)
Trust corpus, end of period		$8,411,714	$7,207,754
Distributions per unit (14,579,345 units outstanding)	3	$1.33	$1.38

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Six Months Ended June 30,
	Note	2026	2025
Trust corpus, beginning of period		$6,847,579	$8,706,932
Amortization of royalty interests		(4,626)	(6,269)
Distributable income		33,891,316	35,935,478
Distributions	3	(32,322,555)	(37,428,387)
Trust corpus, end of period		$8,411,714	$7,207,754
Distributions per unit (14,579,345 units outstanding)	3	$2.22	$2.57

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

Argent Trust Company (the “Trustee”) acts as trustee of the Trust. The terms of the Trust Agreement provide, among other things, that:

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of June 30, 2026.

6. TRUSTEE FEES

	Three Months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Trustee Fee	$135,793	$136,932	$265,911	$279,884
Escrow Agent Fee	407,381	410,798	797,732	839,653
Trustee Bonus Fee (1)	91,320	92,271	182,640	184,542
Total Fees	$634,494	$640,001	$1,246,283	$1,304,079

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

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to June 30, 2026, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
July 2, 2026	July 15, 2026	July 29, 2026	$0.429150
August 7, 2026	August 17, 2026	August 31, 2026	$0.619430

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The prices of oil and natural gas remained relatively strong during the second quarter of 2026, although both commodities experienced volatility throughout the quarter. Oil prices were supported by geopolitical tensions in key producing regions and concerns regarding potential supply disruptions, while fluctuations in global supply and demand expectations, changes in U.S. trade policy, and broader macroeconomic uncertainty contributed to price movements. Natural gas prices remained supported by continued liquefied natural gas export demand, lower inventory levels, regional supply constraints, and weather-related demand, although prices also fluctuated in response to evolving market conditions. Overall, commodity prices during the second quarter of 2026 remained generally higher than those experienced during the comparable period in 2025. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2025. Factors that may impact future commodity prices, including the prices of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended June 30, 2026, was $20,849,020, or $1.43 per unit. Royalty income for the three months ended June 30, 2026, amounted to $21,689,562 while interest income was $104,767. General and administrative expenses totaled $945,309 for the three months ended June 30, 2026.

Distributions during the period were $0.324970, $0.497900, and $0.502990 per Unit payable to Unit holders of record on April 15, May 15, and June 15, 2026, respectively.

Royalty income for the quarter ended June 30, 2026, increased approximately $3,106,000 or 17%, compared with the second quarter of 2025. This increase was primarily the result of higher oil and natural gas prices ($2.8 million) and higher oil and natural gas production ($0.6 million), partially offset by increased production taxes, operating expenses, and ad valorem taxes ($0.3 million).

Compared to the preceding quarter ended March 31, 2026, royalty income increased approximately $7,498,000, or 53%, due to higher oil and natural gas prices ($5.5 million) and higher oil and natural gas production ($2.6 million), partially offset by higher production taxes and operating expenses ($0.6 million).

Royalty income for the six months ended June 30, 2026 decreased approximately $2,097,000, or 6%, compared to the same period in 2025. This decrease was due mainly to lower oil and natural gas production ($7.8 million) and a one-time miscellaneous receipts distribution recognized in the first quarter of 2025 ($0.7 million). These decreases were tempered somewhat by higher oil and natural gas prices ($6.0 million), and lower production taxes, operating expenses and ad valorem taxes ($0.4 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	June 30,	June 30,	March 31,
	2026	2025	2026
Production
Oil (Bbls)	159,396	155,573	139,120
Gas (Mcfs)	3,125,306	3,046,325	2,838,284
Average Realized Price
Oil (per Bbl)	$76.98	$68.17	$56.91
Gas (per Mcf)	$3.73	$3.26	$2.78

	Six Months Ended
	June 30, 2026	June 30, 2025
Production
Oil (Bbls)	298,516	367,280
Gas (Mcfs)	5,963,589	6,929,937
Average Realized Price
Oil (Bbls)	$67.63	$62.98
Gas (Mcfs)	$3.28	$2.66

Oil royalty income for the three months ended June 30, 2026, related primarily to production for February through April 2026. The average price of oil as reported by NYMEX for that time period was $86.17 per barrel. The average price of oil was $84.29 per barrel for January through June 2026. Gas royalty income received for the three months ended June 30, 2026, related primarily to production for January through March 2026. The average price of gas reported by Henry Hub for the same time period was $4.24 per Mcf. The average price of gas for Henry Hub was $3.43 per Mcf for January through June 2026. As of July 27, 2026, the price of gas for Henry Hub was $2.37 per Mcf and the price of oil reported by NYMEX was $84.25 per barrel. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended June 30, 2026, decreased $14,963 compared with the second quarter of 2025. Compared to the preceding quarter ended March 31, 2026, interest income increased $32,018. Interest income for the six months ended June 30, 2026 decreased $49,174 compared to the same period in 2025. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended June 30, 2026, increased approximately $31,000 compared to the same quarter of 2025, due primarily to increases in legal and professional expenses of approximately $45,100 and miscellaneous and other expenses of approximately $8,800. These increases were partially offset by decreases in unit holder services of approximately $17,400 and Escrow Agent/Trustee/Bonus fees of approximately $5,500.

Compared to the previous quarter ended March 31, 2026, general and administrative expenses decreased approximately $276,800, primarily due to decreases related to the timing of payments for legal and professional services of approximately $248,800 and unit holder services of approximately $59,800. These decreases were partially offset by increases in Escrow/Agent/Trustee/Bonus Fees of approximately $22,700 and miscellaneous and other expenses of approximately $9,100.

General and administrative expenses for the six months ended June 30, 2026, decreased approximately $101,900 compared to the same time period in 2025, primarily due to decreases in Escrow/Agent/Trustee/Bonus fees of approximately $57,800 and unit holder services of approximately $70,700. These decreases were partially offset by increases in legal and professional services of approximately $21,000 and miscellaneous and other expenses of approximately $5,600.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the three months ended June 30, 2026.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No material change to such risk factors has occurred during the three and six months ended June 30, 2026.

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
Nancy Willis
Director of Royalty Trust Services

Date: August 7, 2026

(The Trust has no directors or executive officers.)