Form 10-Q
period 2026-09-30
SABINE ROYALTY TRUST
filed 2026-11-06
CIK 710752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of units of beneficial interest outstanding at November 6, 2026: 14,579,345

SABINE ROYALTY TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by Argent Trust Company, as trustee (the “Trustee”) of Sabine Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s latest annual report on Form 10-K. The December 31, 2025 condensed statement of assets, liabilities and trust corpus is derived from the audited statement of assets, liabilities and trust corpus as of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2026, and the distributable income and the changes in trust corpus for the three and nine months ended September 30, 2026 and 2025, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year. Unless specified otherwise, all amounts included herein are presented in US dollars.

Page
Condensed Statements of Assets, Liabilities, and Trust Corpus	4
Condensed Statements of Distributable Income (Unaudited)	5
Condensed Statements of Changes in Trust Corpus (Unaudited)	7

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES, AND TRUST CORPUS

		September 30,	December 31,
		2026	2025
	Note	(UNAUDITED)
Assets
Cash and short-term investments		$7,966,624	$7,574,257
Royalty interests in oil and gas properties (less accumulated amortization of $22,332,863 and $22,325,577 at September 30, 2026 and December 31, 2025)		62,322	69,608
Total Assets		$8,028,946	$7,643,865
Liabilities and Trust Corpus
Trust expenses payable	4	$257,872	$289,128
Other payables	4	436,467	507,158
Total liabilities		694,339	796,286
Contingencies	5
Trust corpus — 14,579,345 units of beneficial interest authorized and outstanding		7,334,607	6,847,579
Total Liabilities and Trust Corpus		$8,028,946	$7,643,865

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Three Months Ended September 30,
	Notes	2026	2025
Royalty income		$19,719,377	$25,522,605
Interest income		102,150	155,561
Total		19,821,527	25,678,166
General and administrative expenses	6	(772,686)	(925,998)
Distributable income		$19,048,841	$24,752,168
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$1.31	$1.70

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

		Nine Months Ended September 30,
	Notes	2026	2025
Royalty income		$55,600,563	$63,500,741
Interest income		279,666	382,251
Total		55,880,229	63,882,992
General and administrative expenses	6	(2,940,072)	(3,195,346)
Distributable income		$52,940,157	$60,687,646
Distributable income per unit (14,579,345 units outstanding)	1,3,5	$3.63	$4.16

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Three Months Ended September 30,
	Note	2026	2025
Trust corpus, beginning of period		$8,411,714	$7,207,754
Amortization of royalty interests		(2,660)	(3,554)
Distributable income		19,048,841	24,752,168
Distributions	3	(20,123,288)	(24,417,050)
Trust corpus, end of period		$7,334,607	$7,539,318
Distributions per unit (14,579,345 units outstanding)	3	$1.38	$1.67

The accompanying notes are an integral part of these condensed financial statements.

SABINE ROYALTY TRUST CONDENSED

STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

		Nine Months Ended September 30,
	Note	2026	2025
Trust corpus, beginning of period		$6,847,579	$8,706,932
Amortization of royalty interests		(7,286)	(9,823)
Distributable income		52,940,157	60,687,646
Distributions	3	(52,445,843)	(61,845,437)
Trust corpus, end of period		$7,334,607	$7,539,318
Distributions per unit (14,579,345 units outstanding)	3	$3.60	$4.24

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

5. CONTINGENCIES

Contingencies related to the royalty properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unit holders. The Trustee is not aware of any such items as of September 30, 2026.

6. TRUSTEE FEES

	Three Months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Trustee Fee	$125,073	$144,640	$390,984	$424,524
Escrow Agent Fee	375,220	433,919	1,172,952	1,273,572
Trustee Bonus Fee (1)	91,320	92,271	273,960	276,813
Total Fees	$591,613	$670,830	$1,837,896	$1,974,909

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

7. SUBSEQUENT EVENTS

Subsequent events are evaluated through the issuance of the financial statements. Subsequent to September 30, 2026, the Trust declared the following distributions:

Notification Date	Monthly Record Date	Payment Date	Distribution per Unit
October 5, 2026	October 15, 2026	October 29, 2026	$0.355450
November 6, 2026	November 16, 2026	November 30, 2026	$0.360390

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. The prices of oil and natural gas remained volatile during the first nine months of 2026. Oil prices increased significantly during the first half of 2026 as geopolitical tensions in the Middle East disrupted global energy markets and raised concerns regarding supply availability and transportation through key shipping routes. As conditions improved and trade flows gradually resumed, prices moderated during the third quarter, although continued geopolitical uncertainty and changing supply and demand expectations resulted in ongoing price volatility. Global oil markets were also influenced by production levels among major producing countries, inventory levels and economic growth expectations. Natural gas prices were influenced by disruptions to liquefied natural gas (“LNG”) supplies, weather-related demand, storage levels and export activity. During the first half of 2026, natural gas markets experienced volatility as reduced LNG shipments from the Middle East tightened global supply conditions. During the third quarter of 2026, prices continued to be affected by LNG export demand, summer cooling requirements, storage injection activity and uncertainty regarding the pace of supply recovery. Increased competition for LNG cargoes among global markets and strong demand from power generation also contributed to price fluctuations throughout the quarter. Factors which may affect commodity prices are discussed below and under “Item 1A—Risk Factors” in the Trust’s Form 10-K for the year ended December 31, 2025. Factors that may impact future commodity prices, including the prices of oil and natural gas, include but are not limited to:

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

Results of Operations

Distributable income consists of royalty income plus interest income plus any decrease in cash reserves established by the Trustee less general and administrative expenses of the Trust less any increase in cash reserves established by the Trustee. Distributable income for the three months ended September 30, 2026, was $19,048,841, or $1.31 per unit. Royalty income for the three months ended September 30, 2026, amounted to $19,719,377 while interest income was $102,150. General and administrative expenses totaled $772,686 for the three months ended September 30, 2026.

Distributions during the period were $0.429150, $0.619430, and $0.331680 per Unit payable to Unit holders of record on July 15, August 17, and September 15, 2026, respectively.

Royalty income for the quarter ended September 30, 2026, decreased approximately $5,803,000, or 23%, compared with the third quarter of 2025. This decrease was primarily due to a decrease in oil and natural gas production ($10.1 million), decrease in natural gas prices ($1.1 million), and higher operating expenses ($0.2 million), partially offset by higher oil prices ($5.4 million), and lower production taxes and ad valorem taxes ($0.2 million).

Compared to the preceding quarter ended June 30, 2026, royalty income decreased approximately $1,970,000, or 9%, due mainly to decreased natural gas prices ($4.5 million), decreased oil production ($0.2 million), and higher operating expenses ($0.03 million), partially offset by higher oil prices ($1.8 million), higher natural gas production ($0.9 million), and lower production taxes and ad valorem taxes ($0.04 million).

Royalty income for the nine months ended September 30, 2026, decreased approximately $7,900,000, or 12%, compared to the same 2025 period. This decrease was primarily the result of lower oil and natural gas production ($16.4 million), higher operating expenses ($0.1 million), and a one-time miscellaneous receipts distribution recognized in the first quarter of 2025 ($0.7 million). These decreases were partially offset by higher oil and natural gas prices ($8.9 million) and lower production taxes and ad valorem taxes ($0.4 million).

The following tables illustrate average prices received for the periods discussed above and the related oil and gas production volume:

		Quarter Ended
	September 30,	September 30,	June 30,
	2026	2025	2026
Production
Oil (Bbls)	157,264	268,602	159,396
Gas (Mcfs)	3,515,067	3,568,824	3,125,306
Average Realized Price
Oil (per Bbl)	$88.33	$68.33	$76.98
Gas (per Mcf)	$2.29	$2.60	$3.73

	Nine Months Ended
	September 30, 2026	September 30, 2025
Production
Oil (Bbls)	455,781	635,883
Gas (Mcfs)	9,478,657	10,498,761
Average Realized Price
Oil (Bbls)	$74.77	$65.24
Gas (Mcfs)	$2.91	$2.64

Oil royalty income for the three months ended September 30, 2026, related primarily to production for May through July 2026. The average price of oil reported by NYMEX for that time period was $88.79 per barrel. The average price of oil was $85.25 per barrel for January through September 2026. Gas royalty income received for the three months ended September 30, 2026, related primarily to production for April through June 2026. The average price of gas reported by Henry Hub for the April through June 2026 period was $2.66 per thousand cubic feet (“Mcf”). The average price of gas reported by the Henry Hub was $3.14 per Mcf for January through September 2026. As of October 27, 2026, the average price of oil reported by NYMEX was $103.37 per barrel and the average price of gas for Henry Hub was $2.48 per Mcf. It is difficult to estimate future prices of oil and gas, and any assumptions concerning future prices may prove to be incorrect.

Interest income for the quarter ended September 30, 2026, decreased $53,400 compared to the third quarter of 2025. Compared to the preceding quarter ended June 30, 2026, interest income decreased $2,600. Interest income for the nine months ended September 30, 2026, decreased approximately $102,600 compared to the same period in 2025. Changes in interest income are the result of changes in interest rates and funds available for investment.

General and administrative expenses for the quarter ended September 30, 2026, decreased approximately $153,300 compared to the same quarter of 2025, primarily due to decreases in Escrow Agent/Trustee/Bonus fees of approximately $79,200, legal and professional expenses of approximately $34,800 and other expenses of approximately $49,200. These decreases were offset by increases in unit holder expenses of approximately $9,900.

Compared to the previous quarter ended June 30, 2026, general and administrative expenses decreased approximately $172,600, primarily due to decreases in unit holder expenses of approximately $83,100, Escrow Agent/Trustee fees of approximately $42,900, legal and professional expenses of approximately $29,600, and miscellaneous expenses of approximately $17,000.

General and administrative expenses decreased approximately $255,300 for the nine months ended September 30, 2026, compared to the same period in 2025, due primarily to decreases in Escrow Agent/Trustee/Bonus fees of approximately $137,000, unit holder expenses of approximately $60,900, miscellaneous and other expenses of approximately $43,500, and legal and professional expenses of approximately $13,900.

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

Critical Accounting Policies and Estimates

A disclosure of critical accounting policies and the more significant judgments and estimates used in the preparation of the Trust’s financial statements is included in Item 7 of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the critical accounting policies during the three and nine months ended September 30, 2026.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Risk factors relating to the Trust are contained in Item 1A of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. No material change to such risk factors has occurred during the three and nine months ended September 30, 2026.

Items 2-4.

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
Nancy Willis
Director of Royalty Trust Services

Date: November 6, 2026

(The Trust has no directors or executive officers.)